Form 10-Q
period 1996-09-30
NATIONAL FIBERSTOK CORP
filed 1996-12-04
CIK 1018912

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)
   ( x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

                                      OR

   (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

        For the transition period from ________ to ________

                        Commission File Number 333-8925

                        NATIONAL FIBERSTOK CORPORATION
(Exact name of registrant as specified in its charter)

            DELAWARE                        23-2574778
  (State or other jurisdiction           (I.R.S. Employer
      of incorporation or               Identification No.)
         organization)

  5775 Peachtree Dunwoody Road                 30342
          Suite C-150                       (Zip code)
        Atlanta, Georgia
     (Address of principal
       executive offices)

Registrant's telephone number, including area code: (404) 256-1123

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes (  )   No   ( x )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding as of
                 Class                             November 15, 1996
         Common Stock, $.01 par value              283,807 shares

                              NATIONAL FIBERSTOK CORPORATION

                                                             FORM 10 - Q

                                              QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                                                INDEX
PART I.  FINANCIAL INFORMATION                                                  Page Numbers
         Item 1.  Financial Statements

                 Condensed Balance Sheets as of September 30, 1996 and
                          December 31, 1995                                         1

                 Condensed Statements of Operations for the three and
                          nine months ended September 30, 1996 and 1995             2

                 Condensed Statements of Cash Flows for the nine months
                          ended September 30, 1996 and 1995                         3

                 Notes to Condensed Financial Statements
                          as of September 30, 1996                                  4-5

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                            6-10

PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                  11

SIGNATURES                                                                          12

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                                                   NATIONAL FIBERSTOK CORPORATION
                                                      CONDENSED BALANCE SHEETS
                                                  (in thousands, except share data)
                                                                  September 30,               December 31,
                                                                       1996                       1995
 Assets

 Current assets
          Cash and cash equivalents                                        $4,277                        $444
          Accounts receivable                                              18,396                       8,875
          Inventories                                                      11,698                       5,592
          Other                                                             4,037                         363
                  Total Current Assets                                     38,408                      15,274

 Property, plant and equipment, at cost                                    55,487                     15,690
          Less:  Accumulated depreciation                                 (7,862)                     (5,389)
          Property, plant and
                  equipment, net                                           47,625                      10,301

 Other assets
          Goodwill, net of accumulated amortization                        24,986                       8,146
          Patents, net of accumulated amortization                         18,925                           -
          Deferred financing costs, net of
                  accumulated amortization                                  5,355                         589
          Other                                                             3,741                       3,804
                                                                           53,007                      12,539
                                                                         $139,040                     $38,114
 Liabilities and Stockholder's Equity

 Current liabilities
          Current portion of long-term debt                                  $384                      $2,105
          Bank overdraft                                                    2,385                       2,354
          Accounts payable                                                  4,436                       2,082
          Accrued expenses and other                                       10,296                       1,550
                                                                           17,501                       8,091

 Noncurrent liabilities
          Deferred income taxes                                             4,719                           -
          Other                                                             1,695                       1,884
                                                                            6,414                       1,884
 Long-term debt
          Long-term debt                                                  102,345                       9,847
          Revolving line of credit                                              -                       7,050
          Subordinated debt                                                     -                       4,515
                                                                          102,345                      21,412

 Stockholder's equity
          Common stock, $.01 par value                                          3                           3
          Additional paid-in capital                                       22,297                      14,532
          Accumulated deficit                                             (9,520)                     (7,808)
                                                                           12,780                       6,727
                                                                         $139,040                     $38,114

 Common shares outstanding                                                283,807                     283,807

                                            See notes to condensed financial statements.

                        NATIONAL FIBERSTOK CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS

                                               Three months ended                    Nine months ended
                                                 September 30,                         September 30,
                                            1996               1995               1996                1995
 Net sales                                  $39,951           $19,295             $71,701             $53,122

 Operating costs and expenses
          Cost of sales                      26,956             15,036             52,225              41,653
          Selling and administrative          9,744              3,300             16,273              10,024

          Total operating costs and
          expenses                           36,700             18,336             68,498              51,677

 Operating income                             3,251                959              3,203               1,445

 Other expense (income)
          Interest, net                       3,273                803              4,673               2,389

 Income (loss) before income taxes             (22)                156            (1,470)               (944)


 Income tax expense (benefit)                   (8)                  -              (555)                   -

 Net income (loss) before
          extraordinary item                   (14)                156              (915)               (944)

 Extraordinary loss on early
          retirement of debt,
          net of tax benefit
          of $461                                 -                  -              (798)                   -

 Net income (loss)                            ($14)               $156           ($1,713)              ($944)

 Per Share of Common Stock:
 Net income (loss) before
           extraordinary item               ($0.05)              $0.55            ($3.22)             ($3.33)
 Extraordinary item                           $0.00              $0.00            ($2.82)               $0.00
 Net income (loss)
                                            ($0.05)              $0.55            ($6.04)             ($3.33)

 Dividends declared                              $0                 $0                 $0                  $0

 Average number of shares outstanding       283,807            283,807            283,807             283,807

OTHER DATA:

         Consistent with the Form S-4 filed with the Securities and Exchange Commission on October 17, 1996, the following financial data has been disclosed.

         EBITDA is provided because it is a measure of an issuer's ability to service its indebtedness commonly used by certain investors. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity.

         EBITDA is defined as operating income, plus depreciation and amortization and reflects the elimination of non-cash charges related to pension, deferred financing and change in vacation policy and the elimination of gain on disposal of equipment.

 EBITDA                                      $5,475             $1,775             $7,628              $3,920

                                            See notes to condensed financial statements.

                        NATIONAL FIBERSTOK CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                                               Nine Months Ended
                                                                                 September 30,
                                                                          1996                 1995
 Cash flows from operating activities
         Net loss                                                         ($1,713)                ($897)
         Adjustments to reconcile net loss to net cash provided
            by operating activities
            Depreciation and amortization                                   4,718                 2,694
            Extraordinary loss on early retirement of debt, net
                of income tax benefit                                         798                     -
            Imputed interest                                                   61                    85
            Deferred income tax benefit                                      (555)                    -
            Net gain on disposal of property and equipment                   (238)                  (96)
            Amortization of prepaid pension asset                            (119)                 (135)
            Change in assets, liabilities and other                         4,590                  (768)

 Net cash provided by operating activities                                  7,542                   883

 Cash flows from investing activities
         Cash paid for business acquired, net of cash acquired            (79,422)                    -
         Proceeds from sale of assets                                         422                   170
         Purchases of property and equipment                               (1,957)                 (666)

 Net cash used in investing activities                                    (80,957)                 (496)


 Cash flows from financing activities
         Proceeds from issuance of long-term debt                         100,000                     -
         Additional capital contribution                                    7,765                     -
         Payments on Term Loan A                                           (7,400)               (1,050)
         Net (payments) borrowings on revolving line of credit             (7,050)                  500
         Payments on other long-term debt                                  (5,150)                    -
         Payments on Term Loan B                                           (4,500)                    -
         Increase in deferred financing costs                              (3,963)                    -
         Decrease in bank overdraft, net                                   (2,354)                    -
         Payments on capital leases                                          (100)                  (30)

 Net cash provided by (used in) financing activities                       77,248                  (580)


 Net increase in cash                                                       3,833                  (193)

 Cash, beginning of period                                                    444                   283

 Cash, end of period                                                       $4,277                   $90
                                            See notes to condensed financial statements.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for National Fiberstok Corporation (the "Company") for the three- and nine-month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

NOTE 2: INVENTORIES

The major classes of inventories were as follows (in thousands):

                                                   September 30, 1996             DECEMBER 31, 1995
 Raw materials                                             $ 6,295                       $ 2,764
 Work-in-process                                             1,446                           969
 Finished goods and customized
          stock                                              3,957                         1,859
                                                           $11,698                        $5,592

NOTE 3: ACQUISITION

On June 28, 1996, pursuant to a Stock Purchase Agreement, the Company acquired all of the issued and outstanding capital stock of Transkrit Corporation and subsidiaries ("Transkrit") for approximately $86.5 million plus transaction costs. The acquisition has been accounted for using the purchase method of accounting and accordingly, the results of operations of Transkrit have been included in the statements of operations of the Company since June 29, 1996. The excess of the consideration paid over the estimated fair value of net assets acquired of approximately $17,000,000 has been recorded as goodwill and is being amortized on the straight-line basis over 40 years. Subsequent to the acquisition, Transkrit and all of its subsidiaries were merged into the Company.

Concurrent with the consummation of the acquisition, the Company issued $100,000,000 aggregate principal amount of unsecured 11 5/8% Senior Notes due June 15, 2002 (the "Senior Notes"). Interest is payable semiannually commencing December 15, 1996. In addition, DEC International, Inc. ("DEC"), the Company's parent, made a capital contribution to the Company of $7,800,000.

The Company used the proceeds from the Senior Notes and DEC's capital contribution to acquire the outstanding capital stock of Transkrit and to repay $23,200,000 of existing long-term debt. As a result, the Company recorded an extraordinary loss on early retirement of debt of $798,000 (net of income tax benefit of $461,000) related to the payment of certain prepayment penalties and unaccreted discount and the write-off of related unamortized deferred finance costs.


The following presents on an unaudited pro forma basis the Company's results of operations as though the acquisition and related transactions had occurred on January 1, 1995 (in thousands):

                                            For the Nine                      For the Nine
                                         Month Period Ended                Month Period Ended
                                         September 30, 1996                September 30, 1995
 Net sales                                           $ 119,705                         $ 124,377
 Operating income                                        7,111                             7,329
 Net income (loss)                                        (875)                             (606)

NOTE 4: STOCK OPTION PLAN

DEC adopted the DEC International, Inc. 1996 Incentive Stock Incentive Plan (the "1996 Plan") on June 28, 1996. The 1996 Plan is administered by the Compensation Committee of the Board of Directors of DEC (the "Committee"). Under the 1996 Plan, the Committee may grant or award (a) DEC stock options (which may be either incentive stock options ("ISOs"), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or stock options other than ISOs), (b) DEC stock appreciation rights granted in conjunction with stock options or independently, (c) DEC restricted stock, (d) bonuses or other compensation payable in DEC stock and/or (e) other DEC stock-based awards to executive and other key salaried employees, including officers, as well as consultants of the Company as designated by the Committee.

On July 1, 1996, the Committee granted 218,946 DEC stock options to certain key salaried employees and officers of the Company with an exercise price of $4.33 per share. The options vest over the lesser of attaining certain financial performance measures or ten years.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

On June 28, 1996, pursuant to a Stock Purchase Agreement, the Company acquired all of the issued and outstanding capital stock of Transkrit Corporation and subsidiaries ("Transkrit") for approximately $86.5 million plus transaction costs. The acquisition has been accounted for using the purchase method of accounting and accordingly, the results of operations of Transkrit have been included in the statements of operations of the Company since June 29, 1996.

The Company has four principal product lines : Mailer systems, direct mail products, custom pressure sensitive labels and custom envelopes. The following table summarizes the net sales by product line.

                                                 Three Months Ended                  Nine Months Ended
                                                    September 30,                      September 30,
                                               1996               1995              1996            1995
                                                                                  (in thousands)
 Mailer systems                              $12,152          $       0           $12,152        $       0
 Direct mail products                          6,020              4,236            10,637           10,328
 Custom pressure sensitive labels              9,718                891            11,303            2,618
 Custom envelopes                             12,061             14,168            37,609           40,176
                                             $39,951            $19,295           $71,701          $53,122


THIRD QUARTER OF 1996 COMPARED WITH THE THIRD QUARTER OF 1995:

Net sales for the three month period ended September 30, 1996 increased $20.7 million to $40.0 million, or 107.3%, from the comparable 1995 period. The overall increase in net sales was due to the acquisition of Transkrit. Specifically, the increase in net sales for mailer systems, direct mail products and custom pressure sensitive labels was due to the above mentioned acquisition. Net sales for custom envelopes decreased $2.1 million to $12.1 million, or 14.9%, from the comparable 1995 period. The decrease in net sales for custom envelopes has been slightly impacted by a reduction in the average unit sales price. The average unit sales price decreased 0.9% to $18.91 for the three month period ended September 30, 1996 from $19.08 for the comparable 1995 period. This reduction in the average sales price is mainly due to lower average paper prices passed on to customers in the form of reduced unit pricing. In addition, custom envelope units shipped decreased 17.6% from
651.4 million units for the three month period ended September 30, 1995 to
536.5 million units for the comparable 1996 period. The decrease in units shipped is the result of the Company redirecting its envelope sales effort towards value-added, customized products, which generate greater margins, rather than long-run, commodity envelopes. As a result, the Company has been able to increase the profitability of its custom envelope product line by 20.9% for the three month period ended September 30, 1996 as compared to the same 1995 period.

Gross profit, as a percentage of net sales, increased to 32.5% for the three month period ended September 30, 1996 from 22.1% for the comparable 1995 period. This increase is attributable to the Company's focus on value-added, customized products, reduction of production costs and the Transkrit acquisition which added product lines with historically higher gross margins.

Selling and administrative expenses for the three month period ended September 30, 1996 increased $6.4 million to $9.7 million, or 195.3%, from the comparable 1995 period. Selling and administrative expenses, as a percent of net sales, increased to 24.4% for the three month period ended September 30, 1996 from 17.1% for the comparable 1995 period. The increase in these costs is attributable to the amortization of certain intangible assets recorded in conjunction with the acquisition of Transkrit.

Operating income for the three month period ended September 30, 1996 was $3.3 million or 8.1% of net sales as compared to $1.0 million or 5.0% of net sales for the comparable 1995 period. The increase in operating income is mostly due to the acquisition of Transkrit.

Interest expense for the three month period ended September 30, 1996 was $3.3 million or 8.2% of net sales as compared to $.8 million or 4.2% of net sales for the comparable 1995 period. The increase in interest expense is due to the issuance of the Senior Notes to fund the acquisition of Transkrit.

Income tax benefit for the three month period ended September 30, 1996 of $8,000 was due to the recognition of the tax benefit of the net operating loss generated during this period. The income tax expense for the three month period ended September 30, 1995 was reduced to zero due to the reduction in the valuation allowance recorded in prior periods. Therefore, the effective income tax rate was 36% and 0% for the three month periods ended September 30, 1996 and 1995, respectively.

EBITDA for the three month period ended September 30, 1996 was $5.5 million or 13.7% of net sales as compared to $1.8 million or 9.2% of net sales for the comparable 1995 period. The increase in EBITDA is mostly attributable to the increase in operating income mostly due to the acquisition of Transkrit.


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995:

Net sales for the nine month period ended September 30, 1996 increased $18.6 million to $71.7 million, or 35.0%, from the comparable 1995 period. The overall increase in net sales was due to the acquisition of Transkrit. Specifically, the increase in net sales for mailer systems, direct mail products and custom pressure sensitive labels was due to the above mentioned acquisition. Net sales for custom envelopes decreased $2.6 million to $37.6 million, or 6.5%, from the comparable 1995 period. The decrease in the net sales for this product line is due to the decrease in the units shipped. Custom envelope units shipped decreased 12.4% from 1,926.0 million units for the nine month period ended September 30, 1995 to 1,688.5 million units for the comparable 1996 period. The decrease in units shipped is the result of the Company redirecting its envelope sales effort towards value-added, customized products, which generate greater margins, rather than long-run, commodity envelopes. Average unit sales prices have increased 4.8% from $18.17 for the nine month period ended September 30, 1995 to $19.06 for the comparable 1996 period. As a result, the Company has increased the profitability of this product line by 29.0% for the nine month period ended September 30, 1996 as compared to the same 1995 period.

Gross profit, as a percentage of net sales, increased to 27.2% for the nine month period ended September 30, 1996 from 21.6% for the comparable 1995 period. This increase is attributable to the Company's focus on value-added, customized products, reduction of production costs and the Transkrit acquisition which added product lines with historically higher gross margins.

Selling and administrative expenses for the nine month period ended September 30, 1996 increased $6.3 million to $16.3 million, or 62.3%, from the comparable 1995 period. Selling and administrative expenses, as a percent of net sales, increased to 22.7% for the three month period ended September 30, 1996 from 18.9% for the comparable 1995 period. The increase in these costs is attributable to the amortization of certain intangible assets recorded in conjunction with the Transkrit acquisition.

Operating income for the nine month period ended September 30, 1996 was $3.2 million or 4.5% of net sales as compared to $1.5 million or 2.7% of net sales for the comparable 1995 period. The increase in operating income is mostly due to the acquisition of Transkrit.

Interest expense for the nine month period ended September 30, 1996 was $4.7 million or 6.5% of net sales as compared to $2.3 million or 4.5% of net sales for the comparable 1995 period. The increase in interest expense is due to the issuance of the Senior Notes to fund the acquisition of Transkrit.

Income tax benefit for the nine month period ended September 30, 1996 was $.6 million and was due to the recognition of the tax benefit of the net operating loss generated during this period. The income tax benefit for the nine month period ended September 30, 1995 was reduced to $0 due to the valuation allow-ance recorded. Therefore, the effective tax rate was 38% and 0% for the nine month periods ended September 30, 1996 and 1995, respectively.

The extraordinary loss on early retirement of debt of $.8 million, net of income tax benefit of $.5 million, for the nine month period September 30, 1996 was the result of certain costs recognized in retiring certain long-term debt and subordinated debt in connection with the funding of the Transkrit acquisition.

EBITDA for the nine month period ended September 30, 1996 was $7.6 million or 10.7% of net sales as compared to $3.9 million or 7.4% of net sales for the comparable 1995 period. The increase in EBITDA is mostly attributable to the increase in operating income due to the acquisition of Transkrit.

EBITDA is provided because it is a measure of an issuer's ability to service its indebtedness commonly used by certain investors. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity.

EBITDA is defined as operating income plus depreciation and amortization and reflects the elimination of non-cash charges related to pension plans, deferred financing and change in vacation policy and the elimination on gain on disposal of equipment.

                        LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $7.5 million and $.9 million for the nine month periods ended September 30, 1996 and 1995, respectively. The increase in cash provided by operating activities is due to the increase in EBITDA and the better management of receivable collections and timing of inventory purchases.

Net cash used in investing activities was $81.0 million and $.5 million for the nine month periods ended September 30, 1996 and 1995, respectively. The increase in cash used in investing activities is primarily the result of the acquisition of Transkrit.

Capital expenditures, excluding acquisitions (but including purchases under capital leases), were $5.9 million and $.7 million for the nine month periods ended September 30, 1996 and 1995, respectively.

Net cash provided by (used in) financing activities was $77.2 million and $(.6) million for the nine month periods ended September 30, 1996 and 1995, respectively. Cash provided by financing activities for the nine month period ended September 30, 1996 is primarily attributable to the $100 million long-term debt raised to retire certain long-term and subordinated debt and to acquire Transkrit. The cash used for financing activities for the nine month period ended September 30, 1995 represents payments on long-term debt.

The Company has up to $20,000,000 of available borrowings from its senior secured revolving credit facility (the "Revolving Credit"). Borrowings on the Revolving Credit are limited to certain levels of receivables and inventories. As of September 30, 1996, the outstanding balance on the Revolving Credit was $0.

Management believes, based on current financial performance of the Company and anticipated growth, that the cash provided by operations and the availability under the Company's current revolving credit facility will provide sufficient funds to support planned capital expenditures, working capital requirements, debt service requirements and potential acquisitions. The Company anticipates that it will be required to refinance the Senior Notes at maturity. No assurance can be given that the Company will be able to refinance the Senior Notes on terms acceptable to it, if at all. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent, however, upon the future performance of the Company which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings -
No reportable developments occurred in Legal Proceedings during the quarter ended September 30, 1996.

     Item 2.  Changes in Securities - None.

     Item 3.  Defaults upon Senior Securities - None.

     Item 4.  Submission of matters to a vote of Security Holders - None.

     Item 5.  Other Information -

The Board of Directors of DEC International, Inc. ("DEC"), the Company's parent, has appointed Stewart E. Elliott, Jr. as a director of DEC. Mr. Elliott is the managing director of TCW/Crescent Mezzanine, L.L.C. which is a stockholder of DEC's preferred stock.

     Item 6.Exhibits and Reports on Form 8-K-

a)   Exhibits
     27 - Financial Data Schedule

b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         NATIONAL FIBERSTOK CORPORATION

Date:     December 3, 1996 /s/Robert M. Miklas
                           ___________________
                           Robert M. Miklas
                           President and Chief Executive Officer
                           (Principal Executive Officer)

Date:     December 3, 1996 /s/Robert B. Webster
                           ____________________
                           Robert B. Webster
                           Executive Vice President and Chief Financial
                           Officer
                           (Principal Financial Officer)