Form 10-K
period 1996-12-31
NATIONAL FIBERSTOK CORP
filed 1997-03-31
CIK 1018912

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                    FORM 10-K
   (Mark One)
   (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
          For the fiscal year ended December 31, 1996
                                  OR
   ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission File Number 333-8925
                          NATIONAL FIBERSTOK CORPORATION
              (Exact name of registrant as specified in its charter)
                  DELAWARE                            23-2574778
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)
      5775 Peachtree Dunwoody Road                       30342
             Suite C-150                               (Zip code)
          Atlanta, Georgia
   (Address of principal executive offices)
   Registrant's telephone number, including area code: (404) 256-1123
                           ____________________________
   Securities registered pursuant to Section 12(b) of the Act:
                           Name of each exchange on: None
   Title of Each Class
   11 5/8% $100,000,000 Senior Unsecured Notes
                           ____________________________
   Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.  x   Yes         No
                                                 ------      ------

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
   amendment to this Form 10-K. (   )

   The aggregate market value of voting stock held by nonaffiliates of the registrant was $22,299,419 based upon the price at which the outstanding common stock was originally issued.


   As of December 31, 1996, there are 283,803 shares of the registrant's Common Stock, par value $0.01 per share outstanding.


   ITEM 1.   BUSINESS

        THIS REPORT ON FORM 10-K (THE "REPORT") CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933. DISCUSSIONS CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN ITEMS 1, 3 AND 7 HEREOF, AS WELL AS WITHIN THIS REPORT GENERALLY. IN ADDITION, WHEN USED IN THIS REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF FLUCTUATIONS IN THE COST OF PAPER AND OTHER RAW MATERIALS USED BY THE COMPANY, CHANGES IN THE ADVERTISING AND PRINTING MARKETS, THE FINANCIAL CONDITION OF THE COMPANY'S CUSTOMERS, THE CONDITION OF THE UNITED STATES ECONOMY AND OTHER MATTERS SET FORTH IN THE REPORT. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

   GENERAL

        The following summary is qualified in its entirety by, and should be read in conjunction with, the more detailed information and financial data, including the financial statements and notes thereto, appearing elsewhere in this Form 10-K. Unless otherwise stated in this document, references to
   (a) "NFC" shall mean National Fiberstok Corporation, a Delaware corporation, (b) "Transkrit" shall mean the former Transkrit Corporation, and its subsidiaries and (c) the "Company" shall mean NFC and Transkrit which was acquired on June 28, 1996 and is included thereafter.

        The Company believes that it is a leading designer and manufacturer of custom paper-based products for the mailer, direct mail, pressure sensitive label and certain custom envelope markets. The Company has pursued a strategy of focusing on the rapidly growing markets for non-impact self-mailers, direct mail products and services and custom pressure sensitive labels, while maintaining leading positions in more mature markets such as impact mailers. The Company's products are grouped into four principal business areas that accounted for the following percentages of 1996 net sales: impact and non-impact mailer products (22%), direct mail products and services (14%), custom pressure sensitive labels (19%) and custom envelopes (45%).


   HISTORY

        National Fiberstok Acquisition Co. ("NFAC") was formed in 1989 by McCown De Leeuw, a private investment firm specializing in buying and building middle market businesses. On September 18, 1989, NFAC purchased the assets and assumed the liabilities of National Fiberstok Corporation ("NFC"), a manufacturer of custom file folders. NFAC was organized solely for the purpose of acquiring the net assets of NFC. Subsequent to the acquisition, NFAC changed its name to NFC. Since its inception, NFC has pursued an acquisition strategy aimed at creating a leading manufacturer of custom paper-based communications products targeting the direct mail and transaction processing industries. In 1992, NFC acquired Diversified Assembly, Inc., a manufacturer of expanding envelopes, pockets, wallets and other products for the professional office. In late 1992, NFC also acquired Double Envelope Corporation, a manufacturer and distributor of custom envelopes, catalog bind-in order forms and pressure sensitive labels. NFC simultaneous with the acquisition of Double Envelope Corporation in 1992 became the sole subsidiary of DEC International, Inc. (the holding company). In 1996, NFC purchased Transkrit Corporation. Transkrit had three principal product lines: mailer systems, direct marketing products and custom pressure sensitive labels.

        Transkrit was established in 1938 as a producer of spot-carbonized sheets supplied to business forms, printers and binders. The company since that date expanded into a multi-plant operation supplying the pressure sensitive label and business forms markets. In 1968, Transkrit began producing impact mailers with the opening of a rotary press facility. In 1986, Transkrit acquired Label Art, Inc., a leading producer of custom pressure sensitive labels. Transkrit increased its impact mailer market with the acquisition of Wright Business Forms, Inc.'s mailer product line and Bedinghaus Communications, Inc. in 1991 and 1992, respectively. In 1993, Transkrit increased its presence in the label market with the acquisition of Short Run Labels, Inc., a 24-hour turnaround producer of custom pressure sensitive labels. In 1995, Transkrit relocated its headquarters and major manufacturing facility from Brewster, New York to Roanoke, Virginia.

        NFC has four principal product lines: custom envelopes, mailer systems, direct mail products and services and custom pressure sensitive labels. The following table summarizes the company's historical net sales by product line (in thousands):

                                                                         Fiscal Year Ended December 31,
                                                                         ------------------------------
                                                                    1994              1995           1996
                                                                    ----              ----           ----
     Custom Envelopes  . . . . . . . . . . . . . . . .              $49,585           $54,527         $49,841
     Mailer Systems  . . . . . . . . . . . . . . . . .                     -                -          24,454
     Direct Mail Products and Services . . . . . . . .               13,558            13,087          15,771
     Custom Pressure Sensitive Labels  . . . . . . . .                2,855             3,643          21,276
                                                                    _______           _______        ________
                                                                    $65,998           $71,257        $111,342
                                                                    _______           _______        ________
                                                                    _______           _______        ________

   MARKET BACKGROUND

        MARKET DATA USED THROUGHOUT THIS REPORT WAS OBTAINED FROM INDUSTRY PUBLICATIONS AND INTERNAL COMPANY ESTIMATES. WHILE THE COMPANY BELIEVES SUCH INFORMATION IS RELIABLE, THE ACCURACY OF SUCH INFORMATION HAS NOT BEEN INDEPENDENTLY VERIFIED AND CANNOT BE GUARANTEED.

   Mailer Industry

        The Company competes in the U.S. mailer market, which includes both impact mailers and non-impact mailer systems. Mailers are used by a wide variety of businesses and organizations as a substitute for the most commonly used mailing method, a printed flatsheet which is folded and inserted into envelopes. Because of their convenience and cost advantages, mailers are widely used for the preparation and mailing of invoices, payroll checks, account and direct deposit statements, W-2 forms and university grade reports. Management believes that mailers are popular with direct marketers due to the cost effectiveness of this form of solicitation.

        The introduction of laser and other non-impact printer compatible mailers, which have numerous advantages relative to traditional spot carbon impact mailers, has expanded the range of potential applications for customers who are willing to substitute mailers for traditional fold and insert methods. Management believes that the growth of the overall mailer market has been relatively flat over the past five years as a decline in impact mailer sales during that period has been largely offset by rapid growth in sales of non-impact mailers.

        Impact mailers are an integrated mailing package with addresses and other data printed inside the package using built-in carbonized paper and an impact printer. With estimated annual revenues of $180 million, this market has a core group of customers who use impact mailers for the preparation and mailing of payroll checks, vendor payments, direct deposit statements, collection notices, medical and utility bills and tax notices. Since the early 1990's, the impact mailer market has decreased in size due to the rapid growth of laser, inkjet and other non-impact printers which are not compatible with impact mailers. This contraction in the impact mailer market has resulted in industry consolidation. Management believes that the decline in this market will continue, and that the exit of certain manufacturers provides further consolidation opportunities for focused competitors such as the Company.

        Responding to the changes in office printing technology, a small number of manufacturers, including the Company, have developed mailers which are compatible with laser and other non-impact printer systems. Unlike impact mailers, non-impact mailers are typically sold as an integrated system with mailer forms and dedicated and patented folding and sealing equipment. The non-impact mailer offers the cost advantages and convenience of a mailer form and the versatility and image quality of a laser printed product. Non-impact mailers have experienced rapid acceptance for the preparation and mailing of payroll checks, vendor payments, direct deposit statements and university grade reports. Management believes that non-impact mailer technology provides an attractive alternative to traditional mailing methods.

   Direct Mail Industry

        Direct marketing has become an increasingly important advertising medium and an integral component of many companies' overall marketing programs. Direct marketing programs are delivered to a targeted audience through a variety of channels, including direct mail, telemarketing, print, radio and television. As consumer data and marketing analyses have become more sophisticated, advertisers have been able to target more specific audiences. As a result, advertisers have used a greater number of more customized, feature-oriented marketing campaigns. Manufacturers and fulfillment providers, such as the Company, have capitalized on this industry trend as advertisers have demanded more specialized products and have outsourced the execution of these campaigns.

        Direct mail is the second largest direct marketing segment (after telemarketing) with 1995 revenues of approximately $30 billion, representing approximately 23% of total industry expenditures. Over the past five years, direct mail expenditures have grown at a compound annual rate of approximately 6%.

        The Company competes in the highly fragmented direct mail segment, where the majority of industry participants are small, specialized firms formed to capitalize on the industry's growth. Most competitors offer customers a range of services including strategic and creative design, information and data base management and tracking and fulfillment production. Large corporations often undertake direct mail campaigns internally and represent the other component of the direct mail segment.


        The Company offers a selection of products, including catalog bind-in order forms, advertising insert booklets and coupons, which are sold exclusively to the direct mail segment of the direct marketing industry. The Company also provides direct mail fulfillment services, which include personalization, addressing and mailing. To complement these direct marketing products, mailers, envelopes and labels produced by the Company are customized and sold for use in direct marketing applications.

   Pressure Sensitive Label Industry

        Management estimates that the total U.S. label market (excluding non-customized labels sold primarily in office supply stores) had 1995 revenues of approximately $9.0 billion. The pressure sensitive label segment had estimated 1995 revenues of $4.0 billion, representing approximately 45% of the overall U.S. label market. The Company competes in this segment and is the largest manufacturer selling custom pressure sensitive labels to independent distributors. The other major segment, glue-applied labels, had estimated 1995 revenues of $4.4 billion, representing approximately 50% of the overall market. Management estimates that the more mature glue applied label segment is growing at approximately 2% annually, while pressure sensitive label market is growing at approximately 8% annually. The rapid growth in this market is attributable to several advantages pressure sensitive labels have over traditional glue-applied labels, such as reduced wrinkling and superior adhesion and durability.

        A number of other factors have contributed to the rapid growth of pressure sensitive labels including: (i) new government regulations requiring an increase in the amount of information displayed on consumer and industrial products, including food, bulk chemicals, household appliances and automobiles; (ii) increased use of barcoding to track retail sales of consumer products and business inventories in a wide variety of manufacturing industries; (iii) continued demand from businesses of all types for targeted promotional material; and (iv) continued need for manufacturers to reduce potential product liabilities by providing consumers with more information on the proper usage of products. Pressure sensitive labels are used by virtually all industries, including airlines (baggage tags), automotive (warning labels), consumer durables (operating instructions and warnings), food and beverage (product labeling), health and beauty (product labeling), household chemicals (product labeling and warnings), industrial chemicals (hazard warnings), pharmaceutical (dosage information), retail (price and inventory data) and transportation and distribution (logistics).

        The pressure sensitive label industry is served by approximately 2,000 manufacturers, most of whom operate one production facility and maintain close relationships with local and regional customers. The fact that many pressure sensitive label customers are accustomed to conducting business with local manufacturers, has contributed to the fragmentation of the industry. Due to significant economies of scale achieved through consolidation, however, national manufacturers have acquired small regional firms and integrated them into national networks.

   Custom Envelope Industry

        The custom envelope market accounted for 65%, or $1.9 billion, of the overall $3 billion U.S. envelope market. Custom envelopes are distinguished from commodity envelopes by design, printing and other finishing features which are tailored to specific customer needs. Custom envelope features include special shapes, labels, multiple windows and flap lengths, often designed for comparability with specific direct-mail insertion equipment, and a large variety of paper and printing options designed to meet specific customer needs. Major customers in the custom envelope segment include direct mail firms, financial institutions, publishers, utilities and businesses using the mail for billing and advertising purposes. Due to the specific value-added features of custom envelopes, including complex graphics and envelope enhancements, products generally have a higher average selling price, higher gross margins and are sold to customers under one to three year fixed term contracts.

        Manufacturers of custom and specialty envelopes are generally separated into two groups. The first group is composed of a small number of large multi-plant companies with sales in excess of $50 million who produce both commodity and custom envelopes for the national market or broadly cover specific regional markets. The rest of the market consists of smaller one-plant manufacturers with sales ranging from $1 million to $25 million and which produce custom envelopes for local and regional customers.

   PRODUCTS AND SERVICES

   Mailer Products

        The Company believes it is a leading U.S. manufacturer of spot carbon impact mailers and has the largest installed base of laser and other non-impact printer compatible mailer systems with approximately 1,400 units. Impact mailers are ready-to-mail, multi-part forms, which are widely used to print correspondence such as account statements, invoices, tax notices and utility and medical bills without opening or sealing the envelope. Non-impact mailers are laser printer compatible self-mailer forms which are printed, folded, sealed and mailed as payroll checks, direct deposit statements and vendor remittances. Sales of the Company's non-impact mailers are experiencing rapid growth due to the proliferation of laser and inkjet printers and the cost effectiveness of mailers versus traditional fold and insert mailing methods. Since 1968, when the Company began manufacturing impact mailers, the Company has been a leader in the development of mailer technology and, at December 31, 1996, held patents valued at approximately $18.4 million. In 1987, the Company introduced the patented InfoSeal(REGISTERED) self-mailer system, which led the industry in the development of laser printer compatible mailers. InfoSeal(REGISTERED) is an integrated, turn-key mailer system utilizing a patented form which is printed and then processed by dedicated equipment that moistens an adhesive and folds the form into a one-piece mailer. The Company believes that the InfoSeal(REGISTERED) system has the largest installed base of dedicated self-mailer office equipment with over 1,400 units installed. Competitive mailer systems are available in the market which utilize more expensive pressure seal or more maintenance intensive glue vat systems. With 1996 pro forma net sales of $10.6 million, InfoSeal(REGISTERED) forms have achieved compound annual net sales growth of 67% over the past five years. The Company's ability to produce mailers in all popular sizes and with a wide variety of custom features enables it to offer a broad line of high quality stock and custom mailers.

   Direct Mail Products and Services

        The Company offers a selection of products sold exclusively to the direct mail industry, which includes catalog bind-in order forms, advertising inserts and coupons. Often these products include an integrated envelope or are structured such that the order form can be folded into an envelope and mailed. The Company has developed extensive customization capabilities enabling it to produce these inserts and envelopes in a wide variety of sizes and styles on coated and uncoated paper stock, using high quality lithography with options for complex multi-color printing. The Company also provides customers with direct mail fulfillment services. These direct mail fulfillment services include art and copy preparation, prepress services, printing, mail list preparation and selection, printed personalization, addressing, stuffing, labeling and mail sorting, bundling and drop off services. To complement these products and services, the


   Company's mailers, envelopes and labels are customized and sold for use in direct mail applications. The Company's direct mail customers include Bear Creek Direct (Harry & David), Frederick's of Hollywood, Inc., the American Red Cross and American Bankers Insurance Group. The Company believes that its array of products and services to the direct mail industry is extensive. The industry has grown at a compound annual rate of 6% over the past five years.

   Custom Pressure Sensitive Labels

        According to an October 1995 survey contained in Business Forms, Labels and Systems (the "1995 Survey"), the Company is the largest U.S. manufacturer of custom pressure sensitive labels sold through independent distributors, as measured by revenues.In this segment, the Company competes with other larger national manufacturers who are dominant in other channels, particularly in the direct sales distribution channel.

        The Company differentiates itself from its competitors by offering a variety of customized value-added label products aimed at short and medium-run customers. Operating out of five strategically located manufacturing facilities, the Company offers a variety of value-added products aimed at short and medium-run customer orders. Management believes that the Company is recognized in the industry for its high quality products, excellent customer service and an ability to respond quickly to time-sensitive customer orders. The Company recently introduced Label Launch(TM) service, an online software application which enables pressure sensitive label customers to electronically process orders and transfer artwork directly to the Company's facilities, thereby reducing pre-press set up time, order entry and shipping costs. The Tag and Label Manufacturers Institute estimates that the pressure sensitive label market is growing at a compound annual rate of approximately 8%, and the Company's custom pressure sensitive label products have achieved compound annual net sales growth of 17%, on a pro forma basis, over the past five years.

        The Company's custom pressure sensitive label products are used by a wide range of businesses and institutions in numerous end-use applications, including mailing labels, promotional literature, inventory routing, packaging and retail pricing. The Company's largest end-user markets are the retail, food and beverage, health and beauty, toy manufacturing and chemical industries. The Company also provides national 24-hour order processing for short production runs requiring rapid turnaround. The Company's customers include distributors such as Bank-N-Business Forms, Taylor Business Products and Standard Forms, Inc. Direct customers include the Paralyzed Veterans of America, Boston Scientific Corporation, Hasbro, Inc. and Sterilite, Inc. No single customer represented greater than 10% of the Company's 1996 custom pressure sensitive label net sales.

   Custom Envelopes

        According to the Envelope Manufacturers Association (the "EMA"), the Company is the second largest U.S. supplier of custom envelopes in the growing Southeastern regional market (which currently represents approximately 13% of the overall custom envelope market) as measured by revenues. The Company has focused on the high value-added specialty segments of the envelope market, placing particular emphasis on the direct mail, photo-finishing and banking industries, where it has established leadership positions. Almost all of the Company's envelope products are specially printed or manufactured to end-user specifications and generally have higher margins than plain commodity envelopes. The Company also produces custom expanding envelopes, pockets, wallets and other products for the professional office. These products are hand assembled, medium to large sized folders used to file legal documents or store and carry artwork. From its five production facilities, the Company manufactures in excess of 2.5 billion envelopes per year. Net sales of the Company's custom envelopes have increased at a compound annual growth rate of 1% over the past five years. The Company competes in this market with many small regional suppliers and several larger national manufacturers which compete aggressively. Certain of these larger competitors are less highly leveraged than the Company and may have greater financing and operating flexibility.

   COMPETITIVE STRENGTHS

        The Company believes that its products and market presence distinguish it as one of the leading designers and manufacturers of mailer products, direct mail products and services, custom pressure sensitive labels and custom envelopes. The Company's position in these product segments and continued opportunities for growth and operating profitability are attributable to the following competitive strengths:

        - Market Leader. The Company believes that it is a market leader in most of its core product lines, including mailer products, custom pressure sensitive labels and custom envelopes. In the mailer products and custom pressure sensitive label markets, the Company believes that it is a leading supplier of products sold through independent distributors. According to the EMA, the Company is a leading supplier of custom envelopes sold directly to end-use customers in the Southeastern region of the U.S. The Company competes in its core product lines with larger national and smaller local manufacturers certain of which are less highly leveraged and may have greater financing and operating flexibility.

        - Focus on High Value-Added Products . Almost all of the Company's products have a high value-added component which differentiates them from lower margin, commodity paper-based products. Substantially all of the Company's pressure sensitive label and envelope products are customized to end-user specifications. Most mailer products and direct mail products and services are also customized to specific customer design or printing requirements. The Company's patented InfoSeal(REGISTERED) self-mailer system, which generally uses customized forms, provides a value-added, innovative and cost effective system for a wide variety of mail applications.

        - Comprehensive Direct Mail Product Line. The Company produces a broad range of products which target direct mail customers, including impact and non-impact mailers, catalog bind-in order forms, custom pressure sensitive labels and custom envelopes. Combined with the Company's direct mail fulfillment services, these products offer an integrated solution to the direct mail industry which has grown at a compound annual rate of 6% over the past five years.

        - Product Development Expertise. The Company has a record of successful new product introductions and service enhancements which distinguishes it as a provider of high value-added solution-oriented technologies. Recent examples of this product development expertise include the new, patented InfoSeal(REGISTERED) desktop folder/sealer which the Company expects will significantly expand the market for the InfoSeal(REGISTERED) system by targeting small businesses and satellite offices of large companies. The Company believes that it is the first manufacturer to develop a self-mailer system targeting this market. The Company has also recently introduced the Label Launch(TM) service, an on-line software package enabling pressure sensitive label customers to electronically process orders and transfer artwork directly to the Company's pre-press and design facilities.

        - Diverse Distribution Channels. The Company sells its products through distribution channels which optimize access to respective end-


        use markets. In its mailer and pressure sensitive label businesses, the Company believes that it is the largest manufacturer selling through independent distributors who provide superior coverage of the Company's small to medium-sized customer base. In this segment, the Company competes with other larger manufacturers who are dominant in other distribution channels, particularly in the direct sales distribution channel.

        The Company's catalog bind-in order forms and custom envelopes are sold directly to end-users who, due to exacting specifications and high volume requirements, prefer direct relationships with the manufacturer. The Company's strategic partnership with Xerox Corporation, which recently selected InfoSeal(REGISTERED) as the non-impact mailer system to be marketed by the Xerox Supplies Group sales force, is expected to enhance distribution to large companies.

   SALES, DISTRIBUTION AND MARKETING

   Direct Mail Products and Services

        The Company sells its direct mail products through its seven person in-house sales force which solicits business from other direct marketing companies in addition to fulfilling the requirements of the Company's direct marketing business. The Company has in excess of 940 active customers. Given long term customer relationships and large average order sizes, the Company's sales professionals, which average over 14 years of industry experience, are compensated with a combination of salary and bonus.

   Custom Pressure Sensitive Labels

        The Company markets its custom pressure sensitive labels to both independent distributors and directly to end-users. Over the past 24 months the Company has conducted business with approximately 26,000 independent distributors, such as business forms companies, printing brokers, printers and quick printers. Sales to independent distributors collectively accounted for 54% of 1996 net sales with the top 20 distributor accounts accounting for 8.2% of 1996 custom pressure sensitive label net sales. Direct sales customers constitute the remaining 46%.

   Mailer Products

        The Company markets mailers to approximately 5,000 independent distributors across the U.S. through nine regional sales managers. Distributors, in turn, sell these products to the end user. In 1996 independent distributor accounted for approximately 90% of the Company's mailer product net sales with the balance sold directly to major direct manufacturers and end-use customers. In addition to the independent distributor network, the Company benefits from the marketing efforts of its corporate partners--the Xerox Corporation, Wallace Computer Services, Inc. and Tab Products Co. The Xerox Corporation's Supplies Group has selected the Company's InfoSeal(REGISTERED) system as the only non-impact mailer system to be marketed by its sales force. Likewise, in 1996, Wallace Computer Services Inc. introduced the product as their exclusive one-piece laser compatible mailer system. InfoSeal(REGISTERED) equipment for high and moderate volume users is marketed by Tab Products Co. which manufactures the machines. Since InfoSeal(REGISTERED) equipment can only be used with InfoSeal(REGISTERED) forms, the Company expects to realize significant repeat form sales as the installed base of these systems grows. The desk-top folder/sealer system is marketed directly by the Company. The Company will continue to look for innovative, cost effective ways to attract customers, including a plan to cross-sell products to selected customers through the Company's direct sales force.


   Custom Envelopes

        Due to the exacting specifications and high volume requirements of the custom envelope customer, the Company sells these products directly to end-users. The Company maintains a 32 person sales force which primarily covers the Southeastern U.S. and averages 12 years of industry experience. These sales people receive commissions determined by the relationship between selling price and estimated full production cost. The Company maintains a diverse customer base with the top 20 envelope accounts providing 41.8% of total 1996 envelope net sales. Expanding envelopes, pockets and wallets are sold primarily through independent distributors due to the smaller order size, which is typical of sales of these products.

   MANUFACTURING

   Direct Mail Products and Services

        Direct mail products are produced in two facilities both of which are located in Roanoke, Virginia. One of these plants utilizes four high volume heat-set, web offset printing presses to produce a wide range of bind-in catalog order forms, advertising inserts and other direct mail items. These presses range in web width from 26" to 38" and are equipped with state-of-the-art, in-line finishing equipment to functionally customize printed products. The other facility includes six impact printers, multiple ion deposition engines and ink jet printers to personalize mailers for direct mail applications. This equipment is controlled by in-house software.

   Custom Pressure Sensitive Labels

        Pressure sensitive labels are produced in five facilities located in Fort Smith, Arkansas, San Carlos, California, Linthicum, Maryland, Wilton, New Hampshire and Salem, Virginia, which are strategically positioned throughout the U.S. Three of these plants incorporate 28 traditional flexographic presses ranging in web width from 6" to 16", which produce a full complement of label graphics, including process printing and foil stamping. The other two plants are designed to meet quick response label orders and utilize 29 highly customized letter presses designed to cost effectively produce labels in small order quantities.

   Mailer Products

        Mailers are produced in three facilities located in Roanoke, Virginia, Fort Smith, Arkansas and Sparks, Nevada, thereby allowing cost-effective national distribution. In total, these facilities utilize 20 web offset presses ranging in width from 20" to 30" to create rolls of printed materials which are then further converted on 18 highspeed collators into multiple ply mailer sets. Additional major pieces of equipment in these plants include three MICR routing encryption and five InfoSeal(REGISTERED) converting lines.

   Custom Envelopes

        Custom envelopes are produced in four plants located throughout the Company's core Southeastern U.S. regional market in Gainesville, Florida, Greenville, South Carolina, Louisville, Kentucky, and Roanoke, Virginia. Production equipment at the four envelope plants includes seven high-speed web folding machines with in-line flexographic printing capacity which can produce finished, customized envelopes in one pass.

        In addition, these plants house 42 folding machines which convert die-cut blanks into finished envelopes. Other equipment includes computer controlled high-speed die-cutters and a variety of off-line printing equipment. In addition to the four envelope plants the company manufactures custom expanding envelopes, pockets, wallets and other products for the professional office at a fifth facility in Austell, Georgia, which incorporates a wide array of specialized die-cutters and assembly equipment.

        All of the Company's mailer, direct marketing and pressure sensitive label facilities are supported by state of the art, electronic pre-press capabilities. These services are also available to the Company's custom envelope plants via electronic file transfer on the Company's frame relay based intranet. The Company's pre-press design capability is composed of Apple MacIntosh and Mecca hardware architecture.

   Suppliers

        The Company has a broad base of high quality, national suppliers. The primary raw materials used by the Company are uncoated and coated papers, plastic films, inks and adhesives.

        Paper represents the Company's single largest raw material. Union Camp Corp., International Paper Co., Georgia-Pacific Corp., Kimberly-Clark Corp. and Appleton Paper are the largest paper suppliers for the Company's transactional mailers, direct mail products and custom envelopes. In 1996, the Company purchased paper from more than eleven major suppliers and several major paper merchants. The Company's custom pressure sensitive label business purchases paper and other key substrates from Fasson and Flexcon Inc.

        The Company's principal raw material is paper. Paper, which represented approximately one-half of the Company's cost of goods sold in 1996, has a historical pattern of cyclical price change based upon industry capacity versus market demand. Supply has historically been available; however, during periods of increased economic activity and resultant low inventory levels, paper companies tend to place customers on allocation, which limits the short term supply available. Prices during these periods tend to increase. The Company maintains multiple sources of supply in all grades of paper which limits the risk of paper shortage due to isolated paper plant shut-downs and which provides alternate sources during allocation periods. Because the Company's customer quotations are honored for a period of 30 days from quotation, the Company historically has been able to pass paper price increases to its customers. In addition, the Company's sales contracts generally contain provisions permitting escalation of prices based upon increases in the underlying paper cost.

   Competition

        The markets for the Company's products are highly fragmented and competitive. Competition is based upon product breadth, geographic reach, delivery time, product quality and customer service. Customer relationships in the markets in which the Company competes tend to be long-term, and service and familiarity with a customer's needs, as well as personal factors, are important in building and maintaining such relationships. Competitors range from large manufacturers to regional and local firms.

   Direct Mail Products and Services

        Direct mail products and services are primarily sold directly to end-users. Competitors which manufacture bind-in catalog order forms and related direct mail products include Webcraft Technologies, Inc., the Cyrill Scott Company, American In-Line Graphics, Inc. (R.R. Donnelly & Sons Co.) and Web Inserts (World Color Press, Inc.). Other than Webcraft, most competitors are single plant operations. The Company believes it is among the four largest suppliers of direct mail inserts and other bind-in mailing products. The Company's direct mail fulfillment business competes primarily with Communicolor (the Standard Register Company) and ColorForms (Wallace Computer Services, Inc.).

   Custom Pressure Sensitive Labels

        Competitors in the custom label market sell their products either directly to end-use customers or to independent distributors. Those competitors that sell directly to end-users include the Standard Register Company, Moore Corporation Limited, Uarco Business Forms and Wallace Computer Services, Inc. These companies primarily produce stock labels but also compete in the market for custom labels. The Company is recognized as the market leader in the independent distribution channel. Major competitors in this highly fragmented channel include Discount Labels, Inc., Data Labels, Inc., Continental Datalabel, Inc., Rittenhouse, Inc. and Lancer Labels, Inc. Competitors in this channel are typically small regional, privately-owned operators with a single production facility.

   Custom Envelopes

        Due to the high bulk and weight characteristics of envelopes, transportation and freight costs are generally an important component of the total cost of envelope production. With transportation costs typically accounting for 3% of total envelope production costs, long distance trade is often limited to high value-added products. As a result, envelope manufacturers generally focus production facilities on immediate regional markets. The Company estimates it has approximately 14% market share of the custom envelope market in the Southeastern U.S. The Company's major competitors in this region are Atlantic Envelope Co. (National Service Industries, Inc.), Allen Envelope Corp., Tri State Envelope Corp., Oles Envelope Corp. and, to a lesser extent, Mail-Well, Inc. and Westvaco Corp. Like the Company, most of these competitors maintain an in-house sales force.

   Mailer Product

        Impact mailers are sold through two principal distribution channels, direct to customers and to independent distributors. The direct channel is dominated by large manufacturers, which include Wallace Computer Services, Inc., Moore Corporation Limited, Uarco Business Forms and the Standard Register Company. These manufacturers generally maintain long term relationships and tend to offer a full range of business form products, with mailers generally representing a small percentage of total sales to customers. The Company sells its products primarily to independent distributors. See "Products and Services." The Company believes that it is the a leading supplier to independent distributors.

        The non-impact mailer market is comprised of three primary competitors: the Company, Moore Corporation Limited and the Standard Register Company. These three competitors offer self-mailer systems, that consist of one piece forms and dedicated folder/sealer equipment and target medium and high-volume customers.

        Management believes that the Company, through its patented InfoSeal(REGISTERED) system, has the largest number of non-impact self-mailer installations with over 1,400. The Company has recently developed a patented low cost desktop folder/sealer machine to specifically address the low volume small business segment. Management believes that it is the first manufacturer to develop a self-mailer system targeting small businesses and satellite offices of large companies.

   Employees


        As of December 31, 1996, the Company employed approximately 1,361 people, of which 1,058 work in manufacturing facilities, 195 work in sales/service functions, 83 work in administration and 25 work in corporate functions. None of the Company's employees are unionized, and the Company believes relations with employees are good.

   Environmental, Health and Safety Matters

        Like similar companies, the Company's operations and properties are subject to a wide variety of federal, state and local laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees. As such, the nature of the Company's operations exposes it to the risk of claims with respect to environmental protection and health and safety matters and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims.

        In January 1988, the Company was notified by the United States Environmental Protection Agency ("EPA") that it and 11 other parties are potentially liable for costs incurred by the EPA in responding to the cleanup of the Dixie Caverns Landfill Superfund Site in Roanoke County, Virginia. Subsequently, Roanoke County expended $2.0 million to clean up a portion of the Dixie Cavern Landfill Site and has filed suit against the Company and the 11 other potentially responsible parties ("PRPs") for reimbursement of these cleanup costs.

        Although, under Superfund, the PRPs may be jointly and severally liable for cleanup costs, management believes that the Company's potential liability in connection with the County's claim is de minimis, based upon the amount of waste attributable to it in relation to the other parties. Management believes that the Company will have no liability in connection with the remaining portion of the site, and that the ultimate outcome of this matter will not have a material adverse impact on the financial position or results of operations of the Company.

        The EPA has also named the Company as one of a number of PRPs in connection with the alleged disposal of hazardous substances at the Smiths Farm Landfill Superfund Site in Kentucky. In February 1992, the Company and 35 other parties entered into an alternative dispute resolution process ("ADRP") to allocate liability. Subsequently, a number of the PRPs responsible for contributions of waste to the site dropped out of the ADRP group. The remaining ADRP group members, including the Company, have proposed a de minimis settlement to the EPA, which, if accepted, would resolve the Company's liability in connection with the EPA. Management believes that the ultimate outcome of this matter will not have a material adverse impact on the financial position or results of operations of the Company.

        Although the Company does not anticipate that material expenditures will be required to achieve or maintain compliance with, or resolve liability under, environmental protection and occupational health and safety laws and regulations, changing laws and regulations might affect the industries in which the Company participates. Accordingly, there can be no assurance that additional environmental, health or safety matters resulting in material liabilities or expenditures will not be discovered or that, in the future, material expenditures for environmental, health or safety matters will not be required by changes in applicable laws or regulations.


   ITEM 2.  PROPERTIES

        As of December 31, 1996 the Company operated manufacturing, warehouse and distribution facilities in the U.S. with a total floor area of approximately 808,000 square feet. Of this footage, approximately 304,000 square feet are leased and approximately 504,000 square feet are owned.

        The following table describes the manufacturing, warehouse and distribution facilities of the Company as of December 31, 1996.

                                                   TRANSKRIT/                           OWNED/       EXPIRATION
                               LOCATION                NFC           PRODUCT<F1>      LEASED<F2>      OF LEASE      SQUARE FEET
                                                                                                                   (IN THOUSANDS)
                          ARKANSAS
                              Fort Smith            TRANSKRIT           M,  D             O                             125
                              Fort Smith            TRANSKRIT             L               L          12/31/1997          20
                          CALIFORNIA
                              San Carlos            TRANSKRIT             L               L            MONTHLY           24
                          FLORIDA
                             Gainesville               NFC                E               O                              52
                          GEORGIA
                               Atlanta                 NFC                A               L           8/31/2000          5
                               Austell                 NFC                E               L           9/1/2001           39
                          KENTUCKY
                              Louisville               NFC                E               L           3/31/2000          70
                          MARYLAND
                              Linthicurn            Transkrit             L               L           6/30/2000          15
                          NEW HAMPSHIRE
                                Wilton              Transkrit             L               O                              79

                          NEVADASparks              Transkrit             M               L          11/30/1998          42

                          PENNSYLVANIA
                              Norristown               NFC                E               L           4/30/2001          15
                          SOUTH CAROLINA
                              Greenville               NFC                E               L           6/18/1997          46
                          VIRGINIA
                               Roanoke                 NFC             E, D, L            O                             137
                               Roanoke              Transkrit            M, D             O                             111
                                Salem               Transkrit             D               L           1/31/1998          27


     <F1>    D=Direct Mail;  E=Envelopes;  L=Labels; M=Mailers;  A=Administrative
     <F2>    O=Owned
             L=Leased

   ITEM 3.   LEGAL PROCEEDINGS

        The Company is a party to various litigation matters incidental to the conduct of its business. The Company does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the financial condition or results of operations of the Company.

   ITEM 4.   SUBMISSION OF MATTERS TO VOTE OR SECURITY HOLDERS

        None.


                                     PART II

   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

        None.

   ITEM 6.   SELECTED FINANCIAL DATA

        The following table sets forth selected financial data of NFC. The selected financial data as of and for each of the five fiscal years in the period ended December 31, 1996 were derived from the audited financial statements of NFC (in thousands except share data) :

                                                                      FOR THE YEAR ENDED DECEMBER 31,

                                                ---------------------------------------------------------------------------
                                                  1992             1993             1994             1995             1996
                                                  ----             ----             ----             ----             ----
     OPERATING DATA:
     Net sales . . . . . . . . . . .      $       17,095   $       64,545   $       65,998   $       71,257   $      111,342
     Gross profit  . . . . . . . . .               3,760           13,161           13,388           15,549           31,127
     Selling, general and administrative           3,714           12,930           12,428           13,410           25,200
     Operating income (loss) . . . .                  46          (2,020)              960            2,139            5,927
     Interest expense, net . . . . .                 803            2,873            2,975            3,179            8,126
     Loss before income taxes  . . .               (757)          (4,893)          (2,015)          (1,040)          (2,199)
     Income (loss) before
       extraordinary item  . . . . .               (634)          (3,550)          (2,015)              860          (1,572)
     Extraordinary item  . . . . . .                   --                --                --                --            (798)
     Net income (loss)   . . . . . .               (634)          (3,550)          (2,015)              860          (2,370)
     Average shares outstanding  . .                 284              284              284              284              284
     Per share of common stock:
         Net income (loss) before
            extraordinary item . . .      $       (2.23)   $      (12.50)   $       (7.09)   $         3.03   $       (5.54)
         Extraordinary item  . . . .                   --                --                --                --           (2.81)
         Net income (loss) . . . . .              (2.23)          (12.50)           (7.09)             3.03           (8.35)
     Dividends declared  . . . . . .                   --                --                --                --                -

     OTHER DATA:
     EBITDA<F1>  . . . . . . . . . .      $        1,094   $        3,610   $        4,308   $        5,159   $       12,495
     Depreciation and amortization .               5,503            6,345            6,776            6,024            7,409
     Capital expenditures  . . . . .                 104            1,179              940            2,308            3,490
     Ratio of Earnings to
       Fixed Charges<F2> . . . . . .                   --                --                --                --                --

     BALANCE SHEET DATA (at period end):
     Working capital . . . . . . . .      $        9,670   $        7,190   $        7,202   $        7,182   $       18,840
     Net property, plant and equipment            12,314           11,285            9,881           10,302           47,367
     Total assets  . . . . . . . . .              42,044           39,607           37,837           38,116          133,374
     Long-term debt, net of
       current portion . . . . . . .              23,486           22,541           21,776           21,412          102,353
     Common stockholder's equity . .              11,432            7,883            5,867            6,727           12,122


     <F1> EBITDA is defined as operating income plus depreciation, amortization, non-cash charges related to the defined benefits plans and reduced by gains on disposal of equipment and the non-cash gain due to change in vacation policy.
     <F2> The ratio of earnings to fixed charges is computed by adding fixed charges (interest and amortization of deferred financing costs and discounts) to income or loss before provision for income taxes and dividing that sum by the sum of fixed charges. Earnings were insufficient to cover fixed charges by $757, $4,893, $2,014, $1,040 and $2,198 for the years ended
     December 31, 1992, 1993, 1994, 1995 and 1996, respectively.



        On October 16, 1992, the Company acquired all of the issued and outstanding capital stock of DEC International Corporation and its subsidiary, Double Envelope Company (hereafter referred to as collectively, "Double") for $24.6 million plus transaction costs. Subsequent to the acquisition, Double was merged into the Company. The results of operations of Double have been included in the results of operations of the Company since October 17, 1992.

        On June 28, 1996, the Company acquired all of the issued and outstanding capital stock of Transkrit Corporation for $86.5 million plus transaction costs. Subsequent to the acquisition, Transkrit and all of its subsidiaries were merged into the Company. The results of operations of Transkrit have been included in the results of operations of the Company since June 29, 1996.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       On June 28, 1996, the Company acquired all of the issued and outstanding capital stock of Transkrit Corporation for $86.5 million plus transaction costs. Subsequent to the acquisition, Transkrit and all of its subsidiaries were merged into the Company. The discussion below relates to the financial condition and results of operations of NFC, which includes the results of operations from the acquired Transkrit Corporation and subsidiary from June 29, 1996.

       Pursuant to the acquisition of Transkrit, the Company expects to realize approximately $2.3 million of annualized cost savings through raw material purchasing efficiencies, and reduction of headcount and operating expenses. The Company believes that its operating results following the acquisition of Transkrit may not be directly comparable to historical operating results of either NFC or Transkrit due to the Company's increased size, integration of the two businesses and related cost savings.

       The Company's results of operations for the periods presented have been significantly impacted by the amortization of intangible assets and the depreciation of property, plant and equipment which were written-up to fair market value as a result of the application of purchase accounting to the acquisitions of Double Envelope Company in 1992 and Transkrit in 1996.

       NFC has four principal product lines: custom envelopes, mailer systems, direct mail products and services and custom pressure sensitive labels.
   The following table summarizes NFC's historical net sales by product line (amounts in thousands) :

                                                                         Fiscal Year Ended December 31,
                                                                    1994              1995           1996
     Custom Envelopes  . . . . . . . . . . . . . . . .              $49,585           $54,527         $49,841
     Mailer Systems  . . . . . . . . . . . . . . . . .                     -                -          24,454
     Direct Mail Products and Services . . . . . . . .               13,558            13,087          15,771
     Custom Pressure Sensitive Labels  . . . . . . . .                2,855             3,643          21,276
                                                                    _______           _______        ________
                                                                    $65,998           $71,257        $111,342



   YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

        Net Sales for the year ended December 31, 1996 increased $40.1 million to $111.3 million, or 56.3%, from the comparable 1995 period. Net sales of custom envelopes decreased 8.6%, or $4.7 million from 1996 to 1995. While the average unit price for envelope sales increased .8%, the total number of units shipped decreased 11.2%. The decrease in the number of envelope units shipped is the result of a managed change in the mix of products sold and, to a lesser extent, weak industry conditions. The Company has changed the mix of products sold in the envelope business units toward value-added, higher margin products (see discussion regarding envelope gross profits below). The increase in mailer systems, direct mail products and services and custom pressure sensitive label net sales is the result of the acquisition of Transkrit Corporation . Net sales for direct mail products and services increased 20.5% or $2.7 million from 1995 to 1996. Net sales for custom pressure sensitive labels increased 484.0% or $17.6 million from 1995 to 1996.

        Gross profit for the year ended December 31, 1996 increased $15.6 million to $31.1 million, or 100.7%, from the comparable 1995 period. In addition, gross profit, as a percent of net sales, increased from 21.9% for the year ended December 31, 1995 to 28.0% for the comparable 1996 period. The increase in gross profit in absolute dollars and as a percent of net sales is mostly attributable to the product lines acquired from the acquisition of Transkrit. The acquired product lines of mailer systems, direct mail products and services and custom pressure sensitive labels generate higher gross profit margins than the historical product lines of the Company. Gross profit for custom envelopes remained relatively unchanged from 1995 to 1996 even though net sales decreased 8.6%.

        Selling, general and administrative expenses, as a percentage of net sales, increased by $11.8 million from 18.8% of net sales for the year ended December 31, 1995 to 22.6% of net sales for the comparable 1996 period. The $11.8 million increase in these expenses is due to the acquisition of Transkrit at June 28, 1996. The acquired product lines from the Transkrit acquisition historically incur a higher percentage of selling, general and administrative expenses as a percent of net sales.

        Income from operations for the year ended December 31, 1996 was $5.9 million, or 5.3% of net sales as compared to $2.1 million or 3.0% of net sales for the comparable 1995 period. The increase of $3.8 million of income from operations is the result of the acquisition of Transkrit. The increase in income from operations as a percent of revenues from 1995 to 1996 is due to the increase in gross profit from the acquired product lines reduced by, to a lesser extent, the increase in selling, general and administrative expenses. EBITDA, as a percentage of net sales, increased to 11.2% for the year ended December 31, 1996 from 7.3% for the comparable 1995 period. EBITDA for the year ended December 31, 1996 increased to $12.5 million from $5.2 million for the comparable 1995 period. The increase in EBITDA from 1995 to 1996 is the result of the acquisition of Transkrit.

        Interest expense for the year ended December 31, 1996 increased $5.0 million, or 157.2%, to $8.2 million from $3.2 million for the year ended December 31, 1995 on significantly higher average debt balances for the period ended December 31, 1996. The weighted average interest rate for the year ended December 31, 1996 was 11.7% as compared to 13.8% for the comparable 1994 period. The increase in the average debt balances from 1995 to 1996 is due to the issuance of $100,000,000 Senior Unsecured Notes issued to purchase Transkrit partially offset by the payoff and termination of the revolving line of credit, bank long-term debt and subordinated outstanding as of June 28, 1996. The weighted average interest rate decreased from 1995 to 1996 due to the lower borrowing rate of the Senior


   Unsecured Notes of 11 5/8% versus 1995 long-term debt and subordinated debt stated interest rates ranging from 10.25% to 14%.

        Income tax benefit for the year ended December 31, 1996 and 1995 was $.6 million and $1.9 million, respectively, resulting in an effective tax rate of 28% and 183%, respectively. The income tax benefit recorded in 1995 is the result of benefiting the cumulative net operating losses as of December 31, 1995 previously not recognized.

        As of December 31, 1996, $10.9 million of cumulative net operating loss carryforward benefits have been recognized based upon the expected reversals of temporary differences into taxable income and management's estimate of taxable income within the period prior to the expiration of the net operating loss carryforwards. The Company expects to generate taxable income prior to the expiration of the net operating loss carryforwards. Taxable income of $10.9 million would have to be realized prior to the year ended December 31, 2011 to ensure realizability of the net operating loss carryforwards prior to their expiration for federal income tax purposes. The cumulative net operating loss carryforward, generated from 1989 through 1996, will begin to expire in 2004 and continue through 2011.

   YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

        Net Sales for the year ended December 31, 1995 increased $5.3 million to $71.3 million, or 8.0%, from the comparable 1994 period. Net sales of custom envelopes increased 10.0%, or $4.9 million from 1994 to 1995. This increase in net sales was due to a rise in the average unit sales price resulting from passing on a portion of paper cost increases while units shipped remained stable. While the average unit sales price for direct mail products increased 13.1% from 1994 to 1995, this was more than offset by a 14.6% decrease in units shipped over the same period. The decrease in direct mail product units shipped reflects a deferral or reduction in orders due to historically high paper cost. The 27.6% increase in net sales of custom pressure sensitive labels resulted from a 14.1% increase in units shipped and a 12.1% increase in average unit sales price. The increase in units shipped represents new business, while the increase in average unit sales price reflects the increase in underlying paper costs.

        Gross profits as a percentage of net sales increased to 21.8% for the year ended December 31, 1995 from 20.3% for the comparable 1994 period as gross profit for the period increased $2.1 million to $15.5 million. This increase was attributable to price increases for custom envelopes and direct mail products, a portion of which reflected paper cost increases, and improved coverage of fixed costs due to increase production volumes of custom pressure sensitive labels.

        Selling, general and administrative expenses as a percentage of net sales remained unchanged at 18.8% for the year ended December 31, 1995 and the comparable 1994 period. Selling, general and administrative expense for 1995 increase to $13.4 million from $12.4 million in 1994 to support the increase level of net sales and higher corporate development expenditures.

        Income from operations for the year ended December 31, 1995 was $2.1 million or 3% of net sales as compared to $1.0 million or 1.5% for the comparable 1994 period. The increase in income from operations is due to the increase in gross profit of $2.1 million offset by an increase in selling, general and administrative expenses of $1.0 million. The overall increase in net sales is due to increased unit sale prices which are than offset the increase in selling, general and administrative expenses to support the sales growth. EBITDA, as a percentage of net sales, increased to 7.3% for the year ended December 31, 1995 from 6.5% for the comparable 1994 period. EBITDA for 1995 increased to $5.2 million from $4.3 million in 1994. The increase in EBITDA as a percentage of net sales is attributable to the same factors discussed above for income from operations.

        Interest expense for the year ended December 31, 1995 increased $.2 million, or 6.7%, to $3.2 million from $3.0 million for the year ended December 31, 1994 due to higher average interest rates. The weighted average interest rate for the year ended December 31, 1995 was 13.8% as compared to 12.6% for the comparable 1994 period. The increase in interest expense resulted from higher working capital borrowing needs and, to a lesser extent, higher average interest rates in 1995 as compared to 1994. As the average raw material paper prices rose during 1995 as compared to 1994, borrowings to fund such purchases were greater during 1995 as compared to 1994.

        Income tax benefit for the year ended December 31, 1995 and 1994 was $1.9 million and $0, respectively, resulting in an effective tax rate of 183% and 0%, respectively. The income tax benefit recorded in 1995 is the result of benefiting the cumulative net operating loss as of December 31, 1995. As a result, a deferred income tax asset of $1.9 million has been recorded as of December 31, 1995. The Company recorded the deferred tax asset in the fourth quarter of 1995 based upon the expected future reversals of temporary differences and evidence indicating that the Company would generate taxable income within the period prior to the expiration of the net operating loss carryforwards.

   LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by (used in) operating activities was $7.1 million and $(0.2) million for the years ended December 31, 1996 and 1995, respectively. The increase in net cash provided by operating activities for the year ended December 31, 1996 is mostly attributable to depreciation and amortization and the decreases in operating assets, reduced by, to a lesser extent, the net loss. The cash used in operating activities of $(0.2) million for the year ended December 31, 1995 resulted from the cash flow used for the reduction of certain liabilities offset, to a lesser extent, by the cash flow from the operations.

        Net cash used in investing activities was $79.8 million and $1.9 million for the years ended December 31, 1996 and 1995, respectively. The cash used in investing activities for the year ended December 31, 1995 resulted from purchases of equipment reduced, to a lesser extent, by the proceeds from the disposition of certain assets. The increase in cash used in investing activities for the year ended December 31, 1996 is due primarily to the purchase of outstanding stock of Transkrit Corporation for $86.5 million, net of cash acquired.

        Capital expenditures, excluding acquisitions (but including purchases under capital leases), were $6.3 million and $2.3 million for the years ended December 31, 1996 and 1995, respectively.

        Net cash provided by financing activities was $74.2 million and $2.3 million for the years ended December 31, 1996 and 1995, respectively. During 1995, the Company borrowed an additional $1.0 million from the senior lender to fund deposits for future equipment purchases. In addition, the Company provided cash from financing activities by increasing its bank overdraft by $2.3 million. This was offset by cash used to pay down senior debt by $1.0 million. The net cash provided by financing activities for the year ended December 31, 1996 is primarily attributable to the $100 million Senior Unsecured Notes and $7.8 million capital contribution from DEC used to retire certain long-term and subordinated debt instruments and to acquire the outstanding capital stock of Transkrit.


   ADOPTION OF ACCOUNTING STANDARD


        On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used as well as long-lived assets and certain identifiable intangibles to be disposed of. The adoption of this standard was not material to the Company's financial position or results of operations.


   INFLATION AND PRICE CHANGES

        The Company believes that inflation, exclusive of paper price increases, has not had a material impact on its results of operations for the three years ended December 31, 1996. The Company currently does not nor does it plan to engage in hedges to offset potential charges in the cost of paper or charges in interest rates.

        Paper is the Company's primary raw material requirement, and accounted for approximately 50% of the Company's cost of goods sold. Generally, when the price of paper decreases, the Company has short-term opportunity to improve its operating margins due to delays in passing price reductions through to customers. In the long-term, however, since paper price declines tend to occur in a weak economy, net sales and operating margins may be negatively affected in the short-term since it generally takes from 30 to 90 days to pass on such increases to customers. In the longer-term, however, since paper price increases tend to occur in a strong economy, the Company is generally able to pass through increases in its cost of paper to customers and therefore maintain or improve operating margins.

   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Reference is made to the Index to Financial Statements on page F-1 for National Fiberstok Corporation's financial statements and notes thereto included herein. All schedules have been omitted as they are not required or they are not applicable or because the information required to be presented is included in the financial statements and the related notes thereto.

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                     PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following are the executive officers and directors of National Fiberstok Corporation at December 31, 1996 :


             NAME                    Age             Position
             Robert B. Webster       49     Executive Vice President


             Thomas J. Cobery        50     Senior Vice
             Jack Resnick            49     Senior Vice
             Robert D. Oliver        45     Vice President/Operations
             John D. Weil            49     Chairman of the Board of

             David E. De Leeuw       53     Director
             David E. King           38     Director
             Glenn S. McKenzie       44     Director
             Calvin Ingram           63     Director


   THOMAS J. COBERY (50), Senior Vice President of NFC since June 1996. Mr. Cobery has been President of Label Art, Inc. since November 1987 till June 28, 1996 (the acquisition date of Transkrit Corporation and subsidiary by NFC). Mr. Cobery is currently President of the Tag and Label Manufacturers Institute, the major trade association for the label industry in the United States.

   DAVID E. DE LEEUW (52), Director of NFC since September 1989. Mr. De Leeuw is a managing general partner of MDC Management Company II, L.P., which is the general partner of McCown De Leeuw & Co.II, L.P. and McCown De Leeuw Associates, L.P., MDC Management Company IIE, L.P., the general partner of McCown De Leeuw & Co. Offshore (Europe), L.P. and MDC Management Company IIA, L.P., the general partner of McCown De Leeuw & Co. Offshore (Asia), L.P. He currently serves as a director of American Residential Investment Trust, Inc., Vans, Inc., Pelican Companies, MBW Holdings, Inc., OSI Holdings Corp., Nimbus CD International, Inc. and Tiara Motorcoach Corporation.

   CALVIN INGRAM (63), Director of NFC since January 1995. Mr. Ingram has served as Chairman of AmeriComm Direct Marketing, Inc. since January 1991. Mr. Ingram currently serves as a director of AmeriMarketing Group, AmeriComm Direct Marketing, Associated Premium and National Association of Advertising Distributors.

   DAVID E. KING (38), Director of NFC since April 1991. Mr. King is a general partner of MDC Management Company II, L.P. Mr. King has been associated with McCown De Leeuw & Co. since 1990. He currently serves as a director of OSI Holdings Corp., International Data Response Corporation, Fitness Holdings, Inc. and ASC Networks, Inc.

   GLENN S. MCKENZIE (44), Director of NFC since October 1992. Mr. McKenzie has been President of Alpha Investments, Inc., a management consulting firm, since October 1991. He currently serves as a director of Specialty Paperboard, Inc., Nimbus CD International, Inc., Exeter Health Resources, Inc. and Tiara Motorcoach Corporation.

   ROBERT M. MIKLAS (45), Director, President and Chief Executive Officer of NFC since June 1990. Mr. Miklas has been Director, President and Chief Executive Officer of DEC since June 1990. Prior to joining DEC, Mr. Miklas worked for 15 years with the consumer packaging division of the Boise Cascade Corporation and its successor, Sonoco Products Company.

   ROBERT D. OLIVER (45), Vice President/Operations. Mr. Oliver joined NFC in December 1993 as Vice President/Manufacturing. Previously, Mr. Oliver was an area manufacturing manager with Graham Packaging Company, a HDPE blow molding manufacturer. Prior to joining Graham, Mr. Oliver held several operational positions with Sonoco Products Company and Boise Cascade Corporation.

   JACK RESNICK (49), Senior Vice President of NFC since June 1996. Mr. Resnick was Chief Operating Officer of Transkrit from January 1991 until


   June 1996. Prior to joining Transkrit, Mr. Resnick worked in the direct mail marketing and business forms industry with Wallace Computer Services, Uarco Business Forms and Torrington Product Ventures, where he served as President and Vice Chairman.

   ROBERT B. WEBSTER, CPA (49), Executive Vice President and Chief Financial Officer of NFC since June 1995. Mr. Webster has been the Executive Vice President and Chief Financial Officer of DEC since June 1995. Mr. Webster served as Vice President and Chief Financial Officer of Sunds Defibrator, Inc., from March 1991 to November 1994. Prior, Mr. Webster worked in the business forms and computer industry with Burroughs Corp and Wang Laboratories, Inc.

   JOHN D. WEIL (49), Chairman of the Board of Directors of NFC since October 1995. In 1995, Mr. Weil joined McCown De Leeuw & Co. as an operating affiliate to assist in portfolio management. From 1991 to 1994, Mr. Weil served as President and Chief Executive Officer of American Envelope Company. Between 1983 and 1994, Mr. Weil served as a director of the Envelope Manufacturers Association (the "EMA"), as Chairman of the EMA's Public Affairs Committee and has served on its Technical, Training, Plant Operations and Finance Committees. Mr. Weil also serves as a director of Specialty Paperboard, Inc., Tiara Motorcoach Corporation, International Data Response Corporation and Sage Enterprises, Inc.


   DIRECTOR COMPENSATION

       Non-employee directors (excluding Mr. De Leeuw, Mr. King and Mr. McKenzie) of NFC receive $2,000 per meeting of the Board of Directors, $1,000 per special meeting of the Board of Directors and $500 per Committee meeting plus, in each case, reimbursement for travel and out-of-pocket expenses incurred in connection with attendance at all such meetings. Mr. Weil is an employee of NFC and receives compensation.

   LATE FILINGS

       None.

   ITEM 11.  EXECUTIVE COMPENSATION

   Executive Compensation

       The following table sets forth information concerning the compensation paid or accrued for the years ended December 31, 1996 and 1995 for the Chief Executive Officer of NFC and each of the four other most highly compensated executive officers of the Company. The compensation of Messrs. Miklas, Webster and Oliver was paid entirely by NFC and the compensation of Messrs. Resnick and Cobery was paid by Transkrit and NFC.

       Summary Compensation Table



                                                                                        Long Term Compensation
                                                                                 ------------------------------------
                                                    Annual Compensation                   Awards            Payouts
                                               ------------------------------    ------------------------   --------

                                                                     Other                    Securities
                                                                     Annual    Restricted     Underlying                 All Other
                                                                    Compen-       Stock        Options/        LTIP       Compen-
              Name and Principal              Salary      Bonus      sation     Award(s)       SARs (#)      Payouts      sation
              Position                Year      ($)      ($)<F1>      ($)          ($)           <F4>          ($)        ($)<F2>
              ------------------      ----    ------     -------    -------    ----------     ----------     -------     ---------
              Robert M. Miklas
              President & CEO        1996      190,144      -          -            -             -             -          625<F3>
                                     1995      169,937    14,559       -            -             -             -          696<F3>

              Robert B. Webster
              Executive Vice
              President and CFO      1996      153,000      -          -            -              57,736       -          567<F3>
                                     1995       84,571    30,600       -            -             -             -            -

              Thomas J. Cobery
              Senior Vice            1996      184,626    27,431       -            -              47,763   1,518,300        -
              President                                                                                          <F5>
                                     1995      154,265    57,279       -            -             -            34,815        -
                                                                                                                 <F5>

              Jack Resnick
              Senior Vice            1996      205,792    67,249       -            -              58,485     329,039        -
              President                                                                                          <F6>
                                     1995      185,328    34,731       -            -             -            27,416       15,984
                                                                                                                 <F6>

              Robert D. Oliver
              Vice President/
              Operations             1996      118,242     5,233       -            -             -             -              464
                                     1995      112,977    12,956       -            -             -             -              696



     <F1>   Includes amounts earned and accrued in 1996.
     <F2>   Represents the dollar value of annual compensation not properly characterized as salary or bonus. Following Commission rules, perquisites and other personal benefits which do not exceed 25% of the total perquisites and other personal benefits for each of the named executive officers have been omitted from these footnotes.
     <F3>   Consists of the taxable portion of group term life insurance premiums for paid by NFC.
     <F4>   Certain employees of NFC are participants in the amended and restated DEC International, Inc. 1996 stock option plan.
     <F5>   Includes bonus payments to Mr. Cobery under the Label Art, Inc. Equity Share Plan (the "Equity Share Plan").  Pursuant
            to the Equity Share Plan, Mr. Cobery has received 138,468 equity shares ("Equity Shares") simulating ownership in Label
            Art, Inc.  The Equity Share Plan provides that if Label Art, Inc. declares a dividend on its common stock at any time during which a participant has been allocated Equity Shares, the participant shall receive a bonus, equal to the dividend he or she would have received if his or her Equity Shares were common stock of Label Art, Inc.  The Equity
            Share Plan was terminated concurrently with the consummation of the acquisition of Transkrit.  Mr. Cobery sold 4,898
            Equity Shares back to Label Art, Inc. in February, 1994 for which he received $22,114.
     <F6>   Includes $27,416 representing dividends on 220.5 equity shares ("Stock Credits") simulating economic ownership in
            Transkrit issued to Mr. Resnick under his employment agreement with Transkrit, dated January 9, 1991 (the "Employment
            Agreement").  As holder of Stock Credits, Mr. Resnick is entitled to receive amounts equal to the cash dividends that he would have received had he owned a number of shares of common stock of Transkrit Corporation equal to the number of
            Stock Credits then credited to Mr. Resnick's account. The Employment Agreement was terminated concurrently with consummation of the acquisition of Transkrit.  Also includes $15,984 representing reimbursement for relocation expenses.


   STOCK OPTION PLAN AND OTHER BENEFIT PLANS AND ARRANGEMENTS

        NFC does not have any stock option plans. DEC has a stock option plan in which several NFC employees participate.

       AMENDED AND RESTATED DEC INTERNATIONAL, INC. 1996 STOCK OPTION PLAN
        DEC adopted the DEC International, Inc. 1996 Stock Option Plan (the "1996 Plan") on June 28, 1996, and was amended and restated by DEC on January 28, 1997. The 1996 Plan is administered by the Compensation Committee of the Board of Directors (the "Board") of DEC (or such other Board committee as may be designated by the Board) (the "Committee"). Under the 1996 Plan, the Committee may grant or award (a) stock options (which may be either incentive stock options ("ISOs"), within the meaning of
   Section 422 of the Internal Revenue Code of 1986, as amended, or stock options other than ISOs), (b) stock appreciation rights granted in conjunction with stock options or independently, (c) restricted stock, (d) bonuses or other compensation payable in stock and/or (e) other stock-based awards to executive and other key salaried employees, including officers, as well as to consultants of NFC and its subsidiaries and affiliates designated by the Committee, but excluding non employee directors and members of the Committee.

           DEC INTERNATIONAL, INC. 1997 STOCK OPTION PLAN FOR DIRECTORS
        The DEC International, Inc. 1997 Stock Option Plan For Directors (the "1997 Plan") was adopted by DEC on January 28, 1997. The 1997 Plan is administered by the Board. Stock options, which are not ISO's, were granted under the 1997 Plan as of January 28, 1997, to certain members of the Board who are not eligible to participate in any plan entitling participants to acquire securities or derivative securities of the Company (and who otherwise qualify as "eligible directors" within the meaning of the 1997
   Plan), who are designated in the 1997 Plan (or in a Board resolution). Such stock options may be granted by the Board under the 1997 Plan from time to time after such date to eligible directors designated by the Board to receive such options.

                                                  Individual Grants
                               --------------------------------------------------------

                                 Number of       Percent of                                Potential Realizable Value At
                                Securities     Total Options                               Assumed Rates of Stock Price
                                Underlying       Granted to     Exercise                   Appreciation for Option Term
                                  Options       Participants      Price      Expiration    ----------------------------
                                Granted(#)        in 1996       ($/share)       Date           5%($)            10%($)
                                ----------     -------------    ---------    ----------        -----            ------

      Robert M. Miklas               -               -              -            -               -               -
      Jack Resnick                58,485             21           4.33       6/28/2006        412,501         656,839
      Thomas J. Cobery            47,763             17           4.33       6/28/2006        336,878         536,422
      Robert B. Webster           57,736             21         2.62<F1>     6/28/2006        407,219         648,428
      Robert D. Oliver               -               -              -            -               -               -

     <F1>    The exercise price of $2.62 is an average exercise price for the 57,736 stock options granted to Mr. Webster per the terms of Mr. Webster's employment agreement dated June 8, 1995 of which 28,868 were immediately vested on June 28, 1996 and exercised at $0.91 per share and the remaining 28,868 currently unvested options for shares of common stock of DEC with an exercise price of $4.33 per share.

                                        1. RETIREMENT PLANS


       NFC sponsors two defined benefit plans, the Transkrit Corporation Employees' Pension Plan, which covers Mr. Resnick, and the Employees' Retirement Plan of National Fiberstok Corporation.

       Transkrit Corporation Employees' Pension Plan. The Transkrit Corporation Employees' Pension Plan (the "Transkrit Plan") provides an annual benefit equal to .4% of "average final compensation" multiplied by benefit service completed before July 15, 1971, plus .7% of "average final compensation" multiplied by benefit service completed after July 15, 1971, plus an additional 3% of "average final compensation" multiplied by benefit service earned while an employee of Short Run Labels, Inc., if any. Average final compensation is determined by averaging a participant's compensation for the five consecutive calendar years during the ten years immediately preceding retirement, termination of employment, or death that give the highest average.

       The following table gives the estimated annual benefit payable upon retirement for participants in the Transkrit Plan:


                                                           TRANSKRIT PLAN TABLE

                                                                             Years of Service
                                       -------------------------------------------------------------------------------------------
              REMUNERATION                15                  20                  25                  30                  35
              ------------                --                  --                  --                  --                  --
              100,000                     10,500              14,000              17,500              21,000              24,500
              125,000                     13,100              17,500              21,900              26,300              30,600
              150,000                     15,800              21,000              26,300              31,500              36,800

              175,000                     18,000              24,200              30,300              36,400              42,500
              200,000                     20,300              27,300              34,300              41,300              48,300
              225,000                     22,000              29,700              37,400              45,100              52,700
              250,000                     22,000              29,700              37,400              45,100              52,700
              275,000                     22,000              29,700              37,400              45,100              52,700
              300,000                     22,000              29,700              37,400              45,100              52,700
              325,000                     22,000              29,700              37,400              45,100              52,700
              350,000                     22,000              29,700              37,400              45,100              52,700
              375,000                     22,000              29,700              37,400              45,100              52,700
              400,000                     22,000              29,700              37,400              45,100              52,700
              425,000                     22,000              29,700              37,400              45,100              52,700

              450,000                     22,000              29,700              37,400              45,100              52,700
              475,000                     22,000              29,700              37,400              45,100              52,700
              500,000                     22,000              29,700              37,400              45,100              52,700


        Compensation covered by the Transkrit Plan is equal to the annual amount paid to a participant by Transkrit which includes base salary, overtime and commissions, as shown in the Summary Compensation Table, but excluding bonuses as shown in the Summary Compensation Table; provided, however, compensation in excess of $150,000 is disregarded.

        The estimated years of credited service for purposes of calculating benefits for Mr. Resnick is five. The current amount of compensation covered by the Transkrit Plan for Mr. Resnick is $190,890.

        Benefits shown above are computed as a single life annuity beginning at age 65 and are not subject to any offset amounts.


   EXECUTIVE OFFICER EMPLOYMENT AGREEMENTS

        NFC and Robert M. Miklas entered into an agreement dated as of June 28, 1996 which sets forth certain terms of the employment of Mr. Miklas as President and CEO of NFC and DEC. This agreement provides for an annual base salary which may be increased pursuant to an agreed upon plan subject to the approval of the Compensation Committee of the Board of Directors of DEC and NFC. Mr. Miklas is eligible to receive bonus compensation as determined from time to time by the Board of Directors of DEC and NFC. In the event that NFC terminates Mr. Miklas' employment under certain circumstances, Mr. Miklas shall be entitled to continuation of his base compensation for a period of one year.

        NFC and Jack Resnick entered into an agreement dated as of June 28, 1996 which sets forth certain terms of the employment of Mr. Resnick as Senior Vice President of NFC and DEC and President of Chief Executive Officer--Transkrit Division. This agreement provides for an annual base salary which may be increased pursuant to an agreed upon plan subject to the approval of the Compensation Committee of the Board of Directors of DEC or NFC. The agreement also provides a plan under which bonus compensation is to be awarded. In the event that NFC terminates Mr. Resnick's employment under certain circumstances, Mr. Resnick shall be entitled to continuation of his base compensation for a period of one year.

        NFC and Thomas J. Cobery entered into an agreement dated as of June 28, 1996 which sets forth certain terms of the employment of Mr. Cobery as Senior Vice President of NFC and DEC and President of Chief Executive Officer--Label Art Division. This agreement provides for an annual base salary which may be increased pursuant to an agreed upon plan subject to the approval of the Compensation Committee of the Board of Directors of DEC or NFC. The agreement also provides a plan under which bonus compensation is to be awarded. In the event that NFC terminates Mr. Cobery's employment under certain circumstances, Mr. Cobery shall be entitled to continuation of his base compensation for a period of six months.

        NFC and Robert B. Webster entered into an agreement on June 8, 1995 which sets forth certain terms of employment of Mr. Webster as Executive Vice President and Chief Financial Officer of NFC. The agreement provides for an annual base salary that is subject to annual upward adjustment at the discretion of the Board of Directors of NFC. The agreement also provides for bonus compensation and stock options based upon an agreed upon plan. In the event that NFC terminates Mr. Webster's employment for any reason under certain circumstances, Mr. Webster shall be entitled to his base compensation for a period of nine months.


   ITEM 12.  SECURITY OWNERSHIP

        The authorized capital stock of NFC consists of 300,000 shares of common stock, par value $.01 per share, of which 283,807 shares are issued and outstanding, all of which have voting rights and are presently held by DEC.

        The authorized capital stock of the DEC consists of (i) 4,000,000 shares of Class A common stock, par value $.0001 per share, of which 2,457,125 shares are issued and outstanding, and which have voting rights. In addition, DEC has issued options to purchase 267,652 shares of Class A common stock to the management and directors of DEC and NFC pursuant to the 1996 Plan and the 1997 Plan and warrants to purchase 132,240 shares of Class A common stock to certain investors, all of which are outstanding;
   (ii) 300,000 shares of Class B common stock, par value $.0001 per share, of which no shares are issued and outstanding, and which have no voting rights; and (iii) 250,000 shares of Cumulative Redeemable Preferred Stock, par value $.0001 per share, of which 10,000 shares are issued and outstanding.

        The following table sets forth as of December 31, 1996, the number and percentage of shares of DEC Class A Common Stock capital stock beneficially owned by (i) each person known to the Company to be the beneficial owner of more than 5% of any class of DEC's equity securities, (ii) each director of the Company or DEC, and (iii) all directors and executive officers of DEC as a group.

                                                                                                                     PERCENTAGE
                                                                                            AMOUNT AND                 OF DEC
                                                                                             NATURE OF                 CLASS A
                                                                                       BENEFICIAL OWNERSHIP            COMMON
                                                                                          OF DEC CLASS A                STOCK
                                                                                           COMMON STOCK              OUTSTANDING
                                                                                           ------------              -----------
              MCCOWN DE LEEUW & CO. 11, L.P.<F2>                                             1,403,104                 55.80%
                 C/O MCCOWN DE LEEUW & COMPANY
                 3000 SAND HILL ROAD
                 BUILDING 3, SUITE 290
                 MENLO PARK, CA 94025
              MCCOWN DE LEEUW ASSOCIATES, L.P.<F2>                                            755,603                  30.10%
                 c)o McCown De Leeuw & Company
                 30M Sand Hill Road
                 Building 3, Suite 290
                 Menlo Park, CA 94025

              MDC/JAFCO Ventures, L.P.<F3>                                                    52,174                    2.10%
                 c/o McCown De Leeuw & Company
                 3000 Sand Hill Road
                Building 3, Suite 290
                Menlo Park, CA 94025
              David E. De Leeuw<F4>                                                          2,210,881                 88.00%
                 c/o McCown De Leeuw & Company
                 3000 Sand Hill Road
                 Building 3, Suite 290
                 Menlo Park, CA 94025

              Glenn McKenzie                                                                   9,294                    0.40%
                 24 Beach Plum Way
                 Hampton, NH 03842
              Robert Miklas                                                                   57,736                    2.30%
                 4982 Carol Lane
                 Atlanta, GA 30327
              All directors and executive officers as a group                                 106,252                   4.00%

     <F1>    Class A Common Stock is the only class of capital stock of DEC which has voting rights. Beneficial ownership is determined in accordance with the rules of the Commission. Shares of capital stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, the persons named in the table above have sole voting and investment power with respect to all shares of capital stock indicated as beneficially owned by them.

     <F2>    MDC Management Company II, L.P. ("MDC II") is the general partner of both McCown De Leeuw  & Co. II, L.P. and McCown
     De Leeuw Associates, L.P. George E. McCown, David E. De Leeuw, Robert B. Hellman Jr., Charles Ayres, Steven A. Zuckerman and
     David E. King are the general partners of MDC II. Mr. De Leeuw is the managing general partner of MDC II.


     <F3>    MDC Management Company ("MDC") is the general partner of MDC/JAFCO Ventures, L.P. George E. McCown and David E. De
     Leeuw are the general partners of MDC. Mr. De Leeuw is the managing general partner of MDC.

     <F4>    Represents shares of DEC Class A Common Stock held by McCown De Leeuw & Co. II, L.P., McCown De Leeuw Associates, L.P.
     and MDC/JAFCO Ventures, L.P. Mr. De Leeuw, a director of the Company, may be deemed to own beneficially all of the shares held by McCown De Leeuw & Co. II, L.P., McCown De Leeuw Associates, L.P. and MDC/JAFCO Ventures, L.P. because of his position as managing general partner of MDC II and MDC. Mr. De Leeuw has no direct ownership of any Class A Common Stock of DEC and disclaims beneficial ownership as to all of such shares, except to the extent of his proportional partnership interests.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   ADVISORY SERVICES AGREEMENT

        NFC maintains a Advisory Services Agreement (the "Advisory Services Agreement") with MDC Management Company II, L.P. ("MDC Management"), an affiliate. Under the Advisory Services Agreement, MDC Management provides certain consulting, financial, and managerial functions to the Company for a fee initially in an amount not to exceed $350,000 in any fiscal year, which amount may be increased to an amount not to exceed $500,000 in any fiscal year with the approval of the members of the Board of Directors of the Company who do not have a direct financial interest in any person receiving such payments under the Advisory Services Agreement. MDC Management has agreed to subordinate its right to receive such fees in the event of an acceleration of maturity of the Senior Unsecured Notes or a bankruptcy, liquidation or insolvency proceeding involving the Company. In 1996 and 1995, NFC paid $862,000 (of which $562,000 was accrued as of December 31, 1995) and $187,500, respectively, for such services. The Advisory Services Agreement expires December 31, 2000 and is renewable annually thereafter, unless terminated by NFC for justifiable cause, as defined.

                                     PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)(1) FINANCIAL STATEMENTS - Reference is made to the Index to Financial Statements included herein.

   (a)(2) FINANCIAL STATEMENT SCHEDULES - Reference is made to Note 2 of the Notes to Financial Statements. All schedules have been omitted as not required or not applicable or because the information required to be presented is included in the financial statements and related notes.

   (a)(3)    EXHIBITS
             12 - Statement, re: Ratio of Earnings to Fixed Charges 23 - Consent of Independent Public Accountants
             27 - Financial Data Schedule


                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NATIONAL FIBERSTOK CORPORATION

   Date : _____________________  _____________________________
                                 John D. Weil
                                 Director



   Date : _____________________  _____________________________
                                 Robert M. Miklas
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


   Date : _____________________  _____________________________
                                 Ddavid e. De Leeuw
                                 Director


   Date : _____________________  _____________________________
                                 David E. King
                                 Director


   Date : _____________________  _____________________________
                                 Glenn S. McKenzie
                                 Director


   Date : _____________________  _____________________________
                                 Robert B. Webster
                                 Executive Vice President and Chief
                                 Financial Officer
                                 (Principal Financial and Accounting Officer)


                          INDEX TO FINANCIAL STATEMENTS
                          NATIONAL FIBERSTOK CORPORATION

                                                                          Page
                                                                          ----

   Report of Independent Public Accountants  . . . . . . . . . . . . . .
   Balance Sheets at December 31, 1995 and 1996  . . . . . . . . . . . .
   Statements of Operations for the years ended December 31, 1994,
    1995 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . .
   Statements of Stockholder's Equity for the years ended December 31,
    1994, 1995 and 1996  . . . . . . . . . . . . . . . . . . . . . . . .
   Statements of Cash Flows for the years ended December 31, 1994
    1995 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . .
   Notes to Financial Statements . . . . . . . . . . . . . . . . . . . .


                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To the Stockholder of National Fiberstok Corporation:

        We have audited the accompanying balance sheets of NATIONAL FIBERSTOK CORPORATION (a Delaware Corporation) as of December 31, 1995 and 1996 and the related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Fiberstok Corporation as of December 31, 1995 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

   Atlanta, Georgia
   March 7, 1997


                                                      NATIONAL FIBERSTOK CORPORATION
                                                              BALANCE SHEETS
                                                        DECEMBER 31, 1995 AND 1996
                                                                  ASSETS
                                                                                       DECEMBER 31
                                                                             -------------------------------
                                                                                  1995             1996
                                                                               ----------       ----------
     Current Assets:
       Cash and cash equivalents . . . . . . . . . . . . . . . . . . .      $      444,422   $    1,979,493
       Accounts receivable, net of allowance for doubtful
        accounts of $171,950 and $611,170, respectively  . . . . . . .           8,875,098       17,384,354
       Income tax receivable . . . . . . . . . . . . . . . . . . . . .                   -          547,944
       Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .           5,591,888       11,261,155
       Deferred income taxes . . . . . . . . . . . . . . . . . . . . .                   -          304,599
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             363,935        1,835,674
                                                                              ------------     ------------
             Total current assets  . . . . . . . . . . . . . . . . . .          15,275,343       33,313,219
                                                                              ------------     ------------

     Property and Equipment:
       Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             335,982        1,852,686
       Buildings . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,762,147       12,020,573
       Machinery and equipment . . . . . . . . . . . . . . . . . . . .          11,247,136       36,970,991
       Office equipment, furniture and fixtures  . . . . . . . . . . .             890,809        2,993,039
       Leasehold improvements  . . . . . . . . . . . . . . . . . . . .              70,290        1,045,565
       Vehicles  . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -          166,677
       Construction in progress  . . . . . . . . . . . . . . . . . . .           1,383,915        1,809,007
                                                                              ------------     ------------
                                                                                15,690,279       56,858,538
       Less accumulated depreciation and amortization  . . . . . . . .         (5,388,670)      (9,491,356)
                                                                              ------------     ------------
             Net property and equipment  . . . . . . . . . . . . . . .          10,301,609       47,367,182
                                                                              ------------     ------------

     Other Assets:
       Patents, net of accumulated amortization of $0 and  . . . . . .
        $1,038,940, respectively   . . . . . . . . . . . . . . . . . .                   -       18,405,060
       Goodwill, net of accumulated amortization of $830,468,
        and $1,290,028, respectively   . . . . . . . . . . . . . . . .           8,146,188       25,079,097
       Covenants not to compete, net of accumulated amortization
        of $4,667,741 and $5,703,213, respectively   . . . . . . . . .             982,292          487,304
       Deferred financing costs, net of accumulated amortization
        of $833,339 and $478,283, respectively   . . . . . . . . . . .             588,454        5,260,429
       Prepaid pension cost  . . . . . . . . . . . . . . . . . . . . .             922,436        1,931,101
       Deferred income taxes   . . . . . . . . . . . . . . . . . . . .           1,900,000                -
       Due from parent . . . . . . . . . . . . . . . . . . . . . . . .                   -          875,931
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -          655,056
                                                                              ------------     ------------
             Total other assets  . . . . . . . . . . . . . . . . . . .          12,539,370       52,693,978
                                                                              ------------     ------------
             Total assets  . . . . . . . . . . . . . . . . . . . . . .      $   38,116,322   $  133,374,379
                                                                              ------------     ------------
                                                                              ------------     ------------

       The accompanying notes are an integral part of these balance sheets.


                                                      NATIONAL FIBERSTOK CORPORATION
                                                              BALANCE SHEETS
                                                        DECEMBER 31, 1995 AND 1996
                                                   LIABILITIES AND STOCKHOLDER'S EQUITY
                                                                                       DECEMBER 31
                                                                             -------------------------------
                                                                                  1995             1996
                                                                               ----------       ----------
     Current Liabilities:
       Current portion of long-term debt . . . . . . . . . . . . . . .      $    2,105,935   $      446,037
       Bank overdraft  . . . . . . . . . . . . . . . . . . . . . . . .           2,354,439        1,505,703
       Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .           2,082,277        4,337,366
       Accrued employee compensation . . . . . . . . . . . . . . . . .             289,165        2,873,080
       Other accrued expenses  . . . . . . . . . . . . . . . . . . . .           1,261,329        5,310,772
                                                                              ------------     ------------
             Total current liabilities   . . . . . . . . . . . . . . .           8,093,145       14,472,958
                                                                              ------------     ------------

     Noncurrent Liabilities  . . . . . . . . . . . . . . . . . . . . .           1,883,713        4,426,790
                                                                              ------------     ------------

     Long-Term Debt :
       Senior unsecured notes  . . . . . . . . . . . . . . . . . . . .                   -      100,000,000
       Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .           9,847,535        2,352,881
       Revolving line of credit  . . . . . . . . . . . . . . . . . . .           7,050,000                -
       Subordinated debt . . . . . . . . . . . . . . . . . . . . . . .           4,514,710                -
                                                                              ------------     ------------
             Total long-term debt  . . . . . . . . . . . . . . . . . .          21,412,245      102,352,881
                                                                              ------------     ------------

     Commitments and Contingencies (Note 8)


     Stockholder's Equity:
       Common stock, $.01 par value, 300,000 shares authorized,  . . .
        283,807 shares issued and outstanding  . . . . . . . . . . . .               2,838            2,838
       Additional paid-in capital  . . . . . . . . . . . . . . . . . .          14,532,070       22,296,581
       Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .         (7,807,689)     (10,177,669)
                                                                              ------------     ------------
             Total stockholder's equity  . . . . . . . . . . . . . . .           6,727,219       12,121,750
                                                                              ------------     ------------

             Total liabilities and stockholder's equity  . . . . . . .      $   38,116,322   $  133,374,379
                                                                              ------------     ------------
                                                                              ------------     ------------


       The accompanying notes are an integral part of these balance sheets.


                                                      NATIONAL FIBERSTOK CORPORATION
                                                         STATEMENTS OF OPERATIONS
                                           FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                                              December 31

                                                           --------------------------------------------------
                                                                 1994             1995             1996
                                                                -----            -----            -----

     Net sales . . . . . . . . . . . . . . . . . . . .     $   65,998,093   $   71,257,112   $  111,342,230
     Cost of products sold . . . . . . . . . . . . . .         52,610,089       55,708,018       80,215,498
                                                             ------------     ------------    -------------
     Gross profit  . . . . . . . . . . . . . . . . . .         13,388,004       15,549,094       31,126,732
                                                             ------------     ------------    -------------
     Operating expenses:
       Selling . . . . . . . . . . . . . . . . . . . .          5,936,621        6,760,438       10,716,599
       General & administrative  . . . . . . . . . . .          4,777,837        4,833,618       11,949,210
       Amortization:
        Patents  . . . . . . . . . . . . . . . . . . .                  -                -        1,038,940
        Covenants not to compete   . . . . . . . . . .          1,425,000        1,439,607        1,035,472
        Goodwill   . . . . . . . . . . . . . . . . . .            240,433          236,113          459,560
        Other  . . . . . . . . . . . . . . . . . . . .             48,000          140,000                -
                                                             ------------     ------------    -------------
        Total operating expenses   . . . . . . . . . .         12,427,891       13,409,776       25,199,781
                                                             ------------     ------------    -------------
     Income from operations  . . . . . . . . . . . . .            960,113        2,139,318        5,926,951
     Interest expense  . . . . . . . . . . . . . . . .          2,974,755        3,179,328        8,125,767
                                                             ------------     ------------    -------------
     Net loss before income taxes and
       extraordinary item  . . . . . . . . . . . . . .        (2,014,642)      (1,040,010)      (2,198,816)
     Income tax benefit  . . . . . . . . . . . . . . .                  -        1,900,000          626,739
                                                             ------------     ------------    -------------
     Net income (loss) before extraordinary item . . .        (2,014,642)          859,990      (1,572,077)
     Extraordinary loss on retirement
       of debt, net of tax benefit of $460,864 . . . .                  -                -        (797,903)
                                                             ------------     ------------    -------------
     Net income (loss) . . . . . . . . . . . . . . . .     $  (2,014,642)   $      859,990   $  (2,369,980)
                                                             ------------     ------------    -------------
                                                             ------------     ------------    -------------

         The accompanying notes are an integral part of these statements.


                                                      NATIONAL FIBERSTOK CORPORATION
                                                    STATEMENTS OF STOCKHOLDER'S EQUITY
                                          FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996


                                     SHARES                     ADDITIONAL
                                     COMMON       COMMON         PAID-IN       ACCUMULATED
                                     STOCK        STOCK          CAPITAL         DEFICIT          TOTAL
                                    -------     ----------       -------       -----------        -----

     BALANCE, DECEMBER 31, 1993       283,807       $2,838      $14,532,070     $(6,653,037)     $7,881,871
     Net loss  . . . . . . .                -            -                -      (2,014,642)    (2,014,642)
                                   ----------   ----------     ------------     ------------   ------------
     Balance, December 31, 1994       283,807        2,838       14,532,070      (8,667,679)      5,867,229
     Net income  . . . . . .                -            -                -          859,990        859,990
                                   ----------   ----------     ------------     ------------   ------------
     Balance, December 31, 1995       283,807        2,838       14,532,070      (7,807,689)      6,727,219
     Capital contribution  .                -            -        7,764,511                -      7,764,511
     Net loss  . . . . . . .                -            -                -      (2,369,980)    (2,369,980)
                                   ----------   ----------     ------------     ------------   ------------
     Balance, December 31, 1996       283,807       $2,838      $22,296,581    $(10,177,669)    $12,121,750
                                   ----------   ----------     ------------     ------------   ------------
                                   ----------   ----------     ------------     ------------   ------------


         The accompanying notes are an integral part of these statements.


                                                      NATIONAL FIBERSTOK CORPORATION
                                                         STATEMENTS OF CASH FLOWS
                                           FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                                                              December 31

                                                            ------------------------------------------------
                                                                 1994             1995             1996
                                                                 ----             ----             ----
     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss) income . . . . . . . . . . . . . . .     $  (2,014,642)   $      859,990   $  (2,369,980)
       Adjustments to reconcile net (loss) income to net
        cash provided by (used in) operating activities:
          Extraordinary loss on early retirement of debt,
            net of income tax benefit  . . . . . . . .                  -                -          797,903
          Depreciation and amortization  . . . . . . .          3,685,439        4,004,992        7,409,137
          Deferred income taxes benefit  . . . . . . .                  -      (1,900,000)        (626,739)
          Net gain on disposal of property and
             equipment   . . . . . . . . . . . . . . .           (86,604)        (173,646)        (294,000)
          Amortization of prepaid pension asset  . . .           (77,853)        (180,310)         (45,865)
          Imputed interest   . . . . . . . . . . . . .            134,501          130,172           60,414
          Changes in operating assets and liabilities:
            Accounts receivable  . . . . . . . . . . .        (1,117,611)          216,782        2,045,704
            Inventories  . . . . . . . . . . . . . . .          (459,217)          141,682        1,017,917
            Other assets . . . . . . . . . . . . . . .          (257,594)          (7,436)        (226,946)
            Accounts payable . . . . . . . . . . . . .          2,563,236      (2,143,754)          534,704
            Accrued expenses and other . . . . . . . .        (1,166,381)      (1,165,768)      (1,154,287)
                                                           -------------    --------------   -------------
             Net cash provided by (used in) operating
               activities  . . . . . . . . . . . . . .          1,203,274        (217,296)        7,147,962
                                                           -------------    --------------   -------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment . . . . . .          (940,387)      (2,308,105)      (3,490,447)
       Proceeds from sale of property and equipment  .            546,959          369,194          423,428
       Restricted certificate of deposit . . . . . . .            125,000                -                -
       Proceeds from investment securities   . . . . .                  -                -        2,620,000
       Payment for the purchase of the outstanding
        stock of Transkrit Corporation, net of cash
        acquired   . . . . . . . . . . . . . . . . . .                  -                -     (79,390,682)
                                                           -------------    --------------   -------------
            Net cash used in investing activities  . .          (268,428)      (1,938,911)     (79,837,701)
                                                           -------------    --------------   -------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
       Increase (decrease) in bank overdraft, net  . .                  -        2,354,437      (2,758,170)
       Borrowings (payments) on Term Loan B  . . . . .                  -        1,000,000      (4,500,000)
       Payments on Term Loan A . . . . . . . . . . . .        (1,250,000)      (1,050,000)      (7,400,000)
       Payment on subordinated debt  . . . . . . . . .                  -                -      (5,000,000)
       Due from parent . . . . . . . . . . . . . . . .                  -                -        (875,931)
       Payments on other long-term debt  . . . . . . .          (100,000)                -                -
       Payments on capital leases  . . . . . . . . . .            (8,206)         (37,130)        (216,888)
       Net borrowings (payments) on revolving line
        of credit  . . . . . . . . . . . . . . . . . .            500,000           50,000      (7,050,000)
       Increase in deferred financing costs  . . . . .                  -                -      (5,738,712)
       Proceeds from issuance of senior unsecured
        notes    . . . . . . . . . . . . . . . . . . .                  -                -      100,000,000
       Additional capital contribution . . . . . . . .                  -                -        7,764,511
                                                           -------------    --------------   -------------
             Net cash provided by (used in) financing
               activities  . . . . . . . . . . . . . .          (858,206)        2,317,307       74,224,810
                                                           -------------    --------------   -------------
     NET INCREASE IN CASH. . . . . . . . . . . . . . .             76,640          161,100        1,535,071


     CASH, BEGINNING OF YEAR . . . . . . . . . . . . .            206,682          283,322          444,422
                                                           -------------    --------------   -------------

     CASH, END OF YEAR . . . . . . . . . . . . . . . .     $      283,322   $      444,422   $    1,979,493
                                                           -------------    --------------   -------------
                                                           -------------    --------------   -------------

     SUPPLEMENTAL DISCLOSURE OF :
       Cash paid for interest  . . . . . . . . . . . .     $    2,412,000   $    2,821,000   $    7,744,000
                                                           -------------    --------------   -------------
                                                           -------------    --------------   -------------
       Assets acquired by assuming liabilities   . . .     $            -   $            -   $   11,038,000
                                                           -------------    --------------   -------------
                                                           -------------    --------------   -------------

   SUPPLEMENTAL DISCLOSURE ON NONCASH INVESTING ACTIVITIES :
   A capital lease obligation of $2,799,000 was incurred when the Company entered into leases for new equipment.

         The accompanying notes are an integral part of these statements.


                          NATIONAL FIBERSTOK CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

   1.   BACKGROUND

        National Fiberstok Corporation (the "Company"), a wholly-owned subsidiary of DEC International, Inc. ("DEC" or "parent"), manufactures and distributes a broad range of paper-based communication products, including envelopes, catalog inserts, labels, business forms, printed products and office supplies. The Company markets its products to customers throughout the United States through operations in Roanoke and Salem, Virginia; Austell, Georgia; Louisville, Kentucky; Gainesville, Florida; Greenville, South Carolina; Wilton, New Hampshire; Linthicum, Maryland; Sparks, Nevada; San Carlos, California; and Fort Smith, Arkansas.

        On June 28, 1996, pursuant to a Stock Purchase Agreement dated June 19, 1996, the Company acquired all of the issued and outstanding capital stock of Transkrit Corporation ("Transkrit") for $86.5 million plus transaction costs. Subsequent to the acquisition, Transkrit and all of its subsidiaries were merged into the Company.

        The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Transkrit have been included in the results of operations of the Company since June 29, 1996. The purchase price was allocated to assets and liabilities based on their estimated fair value as of the date of the acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired of $17,393,000 has been recorded as goodwill and is being amortized on the straight-line basis over 40 years. The following presents, on an unaudited pro forma basis, the Company's results of operations as though the acquisition and related transactions discussed had occurred on January 1, 1995 for the years ended December 31, 1995 and 1996 (in thousands):


                                                                                  1995
                                                                                                 1996
                                                                                  ----
                                                                                                 ----


     Net sales   . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      168,760   $     159,346
     Operating income  . . . . . . . . . . . . . . . . . . . . . . . .              10,272           8,322
     Net income (loss) before extraordinary item   . . . . . . . . . .               1,057          (2,684)


   2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

   Revenue Recognition

        Sales are recorded as products are shipped, except for certain sales for which revenue is recognized when the customer is billed based on passage of legal title at the date of billing. Such 'bill and hold' sales are not material to the Company's results of operations.

   Use of Estimates

        The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements as well as during the reporting period. Actual results could differ from these estimates.

   Cash Equivalents

        For purposes of the reporting of cash flows, the Company considers all highly liquid debt instruments with a maturity at date of purchase of three months or less to be cash equivalents.

        The Company does not believe it is exposed to any significant credit risk on money market funds with commercial banks because its policy is to make such deposits only with highly rated institutions.

   Accounts Receivable

        A summary of changes in the allowance for doubtful accounts is as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------
                                                                 1994             1995             1996
                                                                 ----             ----             ----
     Balance, beginning of period  . . . . . . . . . .     $      148,084   $      141,841   $      171,950
     Acquired balance from Transkrit (Note 1)  . . . .                  -                -          495,154
     Provisions  . . . . . . . . . . . . . . . . . . .             83,602           78,089          215,455
     Recoveries  . . . . . . . . . . . . . . . . . . .             18,770           18,679           75,028
     Write-offs  . . . . . . . . . . . . . . . . . . .          (108,615)         (66,659)        (346,417)
                                                             ------------     ------------     ------------

     Balance, end of period  . . . . . . . . . . . . .     $      141,841   $      171,950   $      611,170
                                                             ------------     ------------     ------------
                                                             ------------     ------------     ------------

   Inventories

        Inventories are stated at the lower of cost or market. Costs of raw materials are determined using the first-in, first-out ("FIFO") method. Costs (net of an obsolescence reserve) of work in process, finished goods, and customized stock (consisting of products which have been produced and held for certain customers under short-term delayed-shipping arrangements) are determined using the average cost (which approximates FIFO), or FIFO method.

        Inventories consist of the following:

                                                                                      DECEMBER 31,
                                                                               --------------------------
                                                                                  1995             1996
                                                                                  ----             ----
     Raw materials . . . . . . . . . . . . . . . . . . . . . . . . . .      $    2,764,452   $    5,837,794
     Work in process . . . . . . . . . . . . . . . . . . . . . . . . .             968,671        1,288,685
     Finished goods  . . . . . . . . . . . . . . . . . . . . . . . . .             556,649        2,834,589
     Customized stock  . . . . . . . . . . . . . . . . . . . . . . . .           1,302,116        1,300,087
                                                                              ------------     ------------

     Balance, end of period  . . . . . . . . . . . . . . . . . . . . .      $    5,591,888   $   11,261,155
                                                                              ------------     ------------
                                                                              ------------     ------------


   Property and Equipment

        Property and equipment are recorded at cost or at estimated fair value at date of acquisition (Note 1), if acquired, and are depreciated using the straight-line method over the following lives:

   Buildings . . . . . . . . . . . . . . . . . . 25 to 30 years
   Machinery and equipment . . . . . . . . . . . . 3 to 7 years
   Office equipment, furniture and fixtures  . . . 3 to 7 years
   Vehicles  . . . . . . . . . . . . . . . . . . . 3 to 5 years


        Leasehold improvements are depreciated over the lesser of the useful lives of the assets or the lease term.

        The Company's policy is to remove the cost and accumulated depreciation of retirements from the accounts and recognize the related gain or loss upon the disposition of assets.

   Goodwill

        Goodwill is stated at cost, less accumulated amortization, and is amortized over 15 to 40 years using the straight-line method. The recoverability of goodwill is periodically reviewed by management based on current and anticipated conditions. The amount of goodwill considered realizable, however, could be reduced in the near term if changes occur in anticipated conditions. Based upon a review of projected undiscounted cash flow from operations and other pertinent information, management is of the opinion that there has been no diminution in the value assigned to goodwill.

   Patents

        The Company has been granted several patents related to certain products manufactured by the Company. Patents acquired through the acquisition of Transkrit were recorded at their estimated fair value at the date of acquisition (Note 1). These amounts are being amortized on a straight-line basis over the life of the patents.

   Covenants Not to Compete

        Covenants not to compete have been recorded at cost and are being amortized on a straight-line basis over the terms (three to five years) of the agreements.

   Deferred Financing Costs

        Deferred financing costs represent costs incurred to raise financing and are amortized over the related terms of the borrowings (Note 3). Such amounts are not expected to be repaid within one year.

   Due from parent

        Due from parent represents funds borrowed by DEC to fund certain transactions as allowable by the Senior Unsecured Notes and revolving loan facility (Note 3). Such amounts are not expected to be repaid within one year.

   Income Taxes

        The Company accounts for income taxes using the asset and liability method for recognition of deferred tax consequences of temporary differences, net operating losses, and tax credits by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

   Concentration of Risk

        During 1994, 1995, and 1996, the Company's ten largest customers accounted for 29%, 25%, and 18%, respectively, of total company sales. No individual customer accounted for more than 6% of sales in any year. In management's opinion, a loss of any one individual customer would not have a material impact on the Company's financial position or results of operations.

        The Company's largest purchased raw material is paper. While the Company utilizes multiple paper suppliers, it obtained 49%, 67% and 30% of its paper from two suppliers in 1994, 1995, and 1996, respectively. Further, the supply and price of paper are cyclical in nature. As a result, the Company is subject to the risk that pricing may significantly impact results of operations and that it may be unable to purchase sufficient quantities of paper to meet production requirements during times of tight supply. While the Company believes that it could obtain other suppliers of paper, paper industry conditions may have a material effect on the Company's results of operations.

   Vacation Policy

        In 1995, the Company revised its vacation policy for certain locations, whereby employees must take vacation earned during the year prior to December 31 or forfeit the balance. As a result of this change in policy, a vacation accrual was no longer required as of December 31, 1995 and approximately $575,000 of accrued vacation was reversed and is reflected as a reduction in cost of products sold in 1995.

   Fair Value of Financial Instruments


        The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable, and debt. The carrying amounts of cash, accounts receivable, and accounts payable approximate their fair values because of the short-term maturity of such instruments. The fair value of the Senior Unsecured Notes (Note 3) at December 31, 1996 was approximately $106,000,000 and was estimated using a quote from a broker. At December 31, 1995, the carrying value of the other long-term debt, except the Rice Note (Note 3) approximated its fair value, because interest rates on such debt were periodically adjusted and approximated current market rates. The fair value of the Rice Note at December 31, 1995, discounted at 10.5%, which approximated market, was $5,648,000.

   Adoption of Accounting Standard

        On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used as well as long-lived assets and certain identifiable intangibles to be disposed of. The adoption of this standard was not material to the Company's financial position or results of operations.

   3.   LONG-TERM DEBT

        Long-term debt consists of the following at December 31,:





                                                                                  1995             1996
                                                                               ----------       ----------
     11 5/8% Senior Unsecured Notes, interest payable
       semi-annually commencing December 15, 1996  . . . . . . . . . .      $            -   $  100,000,000

     Capital lease payable to The CIT Group/Equipment
       Financing, Inc. ("CIT"), monthly principal and interest
       payments of $48,250 commencing July 1996 through
       June 2001, with a balloon payment of $513,485 due
       June 2001, interest at 10.2%  . . . . . . . . . . . . . . . . .                   -        2,405,831

     Term Loan A payable to Heller Financial, Inc. ("Heller"),
       quarterly principal payments ranging from $250,000 to
       $500,000 for the period commencing December 31, 1992
       through September 30, 1999, bearing interest at a base
       rate plus 1.75% (10.25% at December 31, 1995) . . . . . . . . .           7,400,000                -

     Term Loan B payable to Heller, payable in four successive
       quarterly principal payments of $875,000 commencing the
       earlier of December 31, 1999 or upon full payment of Term
       Loan A and the balance due on December 31, 2000, bearing
       interest at a base rate plus 5% (13.5% at December 31,
       1995) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,500,000                -

     Revolving line of credit payable to Heller, principal payable in full upon the earlier of termination, as defined, or September
       30,2000, bearing interest at a base rate plus 1.75% (10.25%
       at December 31, 1995) . . . . . . . . . . . . . . . . . . . . .           7,050,000                -

     Subordinated note payable to Rice Mezzanine Lenders, L.P.
       ("Rice"), principal balloon payment due on the earlier of
       termination, as defined, or September 30, 2000, bearing
       interest at 14% . . . . . . . . . . . . . . . . . . . . . . . .           5,000,000                -

     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             226,991          393,087

     Less unamortized portion of discount due to value assigned to parent company warrants attached to Term Loans A and B
       and the subordinated note payable . . . . . . . . . . . . . . .           (658,811)                -
                                                                              ------------    -------------
                                                                                23,518,180      102,798,918
     Less current portion  . . . . . . . . . . . . . . . . . . . . . .         (2,105,935)        (446,037)
                                                                              ------------    -------------

                                                                            $   21,412,245   $  102,352,881
                                                                              ------------    -------------
                                                                              ------------    -------------

        Maturities of long-term debt and capital lease obligations at December 31,1996 are as follows:


              1997   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      446,037
              1998   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           514,926
              1999   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           563,945
              2000   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           488,106
              2001   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           785,904
              2002   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       100,000,000
                                                                                     -------------
                                                                                      $102,798,918
                                                                                     -------------
                                                                                     -------------

        The Company maintained a term loan and line-of-credit agreement (the "Credit Agreement") with Heller. Under the terms of the Credit Agreement, as amended, the Company had an $11,000,000 term loan ("Term Loan A"), a $4,500,000 term loan ("Term Loan B") and a $8,500,000 revolving line-of-credit facility (the "Line"). As additional consideration for the Credit Agreement, the parent issued to Heller stock warrants to purchase 254,435 shares of DEC Class B common stock. The warrants were valued at $400,000 and were recorded as a discount to the face value of Term Loan A and Term Loan B. The effect of the warrants at the inception of Term Loan A and Term Loan B was to cause effective yields of 10.35% and 13.33%, respectively. The effective yields for Term Loan A and B were 10.6% and 13.8%, respectively, for the year ended December 31, 1995.

        The Company also maintained a $5,000,000 note purchase agreement (the "Rice Note"), as amended, with Rice. As consideration for the Rice Note, the parent issued to Rice stock warrants to purchase 413,457 shares of DEC's Class A common stock. The warrants were valued at $649,954 and were recorded as a discount to the Rice Note. The effective interest rate on the Rice Note, after discounting for the warrants, was 17.12%.

        Concurrent with the issuance of the Senior Unsecured Notes ("Notes") discussed below, the Company repaid Term Loans A and B, the Line and the Rice Note, purchased the outstanding Heller and Rice warrants and paid a prepayment penalty to Rice all of which aggregated to approximately $25,100,000. As a result of the early retirement of debt, the Company incurred an extraordinary loss of $797,903, net of income tax benefit of $460,864. Subsequently, the Credit Agreement and Rice Note were terminated.

        Concurrent with the consummation of the acquisition discussed in Note 1, the Company issued $100,000,000 aggregate principal amount of 11 5/8% Notes due June 15, 2002. Interest is payable semi-annually commencing December 15, 1996. The Notes are senior obligations of the Company and will be pari passu in right of payment to all future senior indebtedness. The indenture to the Notes limits the incurrence of additional debt by NFC, does not allow the Company to pay any common stock dividends and limits the Company's ability to redeem any capital stock and to sell its assets, as defined. The Company may incur additional indebtedness, as defined, as long as its fixed charge coverage ratio, as defined, is greater than certain minimum levels.

        Concurrent with the termination of the Credit Agreement, the Company entered into a revolving loan facility with Heller. The facility provides borrowings based on the lesser of qualified accounts receivable and inventories, as defined, or $20,000,000. The revolving loan facility bears interest at the 30 to 180 day London Interbank Offered Rate plus 2.25% or Prime plus 1%. This facility will expire the earlier of the Expiry Date, as defined, or June 28, 2001. Borrowings under the revolving loan facility are subject to certain financial covenants that include, among others, minimum fixed charge coverage and total indebtedness to operating cash flow ratio, as defined. The Company was in compliance with each covenant as of December 31, 1996. As of December 31, 1996, there were no borrowings outstanding and $18,300,000 was available on the revolving loan facility.

        Under the CIT capital lease payable, CIT has a first-perfected security interest in certain equipment. At the end of the lease term, the Company will have the option to purchase the equipment for $513,485. The CIT capital lease payable is cross-defaulted with all other loan agreements if such default is not cured within 90 days following the default.

        Interest expense on long-term debt and capital leases in 1994, 1995 and 1996 was approximately $2,975,000, $3,179,000 and $8,126,000, respectively, including approximately $123,000, $127,000 and $60,000, respectively, of warrant-related discount amortization and $259,000, $231,000 and $564,000, respectively, of deferred finance cost amortization.

   4.   INCOME TAXES

        The income tax benefits for the years ended December 31, 1994, 1995 and 1996 represent the income tax benefit from operating losses. As a result, income tax benefits for all periods presented consist of deferred tax benefits.

        The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate for the 1994, 1995, and 1996 benefit for income taxes is as follows:

                                                                 1994             1995             1996
                                                              ----------       ----------       ----------
     Federal tax benefit at statutory rate . . . . . .     $    (684,978)   $    (353,600)   $    (747,597)
     State, net of federal benefit . . . . . . . . . .                  -         (34,000)         (58,049)
     Change in valuation allowance . . . . . . . . . .            612,467      (1,485,000)                -
     Non-deductible amortization   . . . . . . . . . .                  -                -          164,139
     Non-deductible expenses   . . . . . . . . . . . .                  -                -           42,854
     Other, net  . . . . . . . . . . . . . . . . . . .             72,511         (27,400)         (28,086)
                                                             ------------     ------------     ------------
     Actual income tax benefit . . . . . . . . . . . .     $            -   $  (1,900,000)   $    (626,739)
                                                             ------------     ------------     ------------
                                                             ------------     ------------     ------------
     Effective tax rate  . . . . . . . . . . . . . . .                 0%             183%              29%
                                                             ------------     ------------     ------------
                                                             ------------     ------------     ------------


   Significant components of the Company's net deferred tax assets and liabilities as of December 31, 1995 and 1996 are as follows:


                                                                                  1995             1996
                                                                               ----------       ----------
     Deferred tax assets (liabilities):
       Net operating loss carryforwards  . . . . . . . . . . . . . . .      $    2,692,000   $    4,127,000
       Book basis in property over tax basis . . . . . . . . . . . . .         (2,710,000)      (6,703,000)
       Patents . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -      (1,457,000)
       Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .                   -        (712,000)
       Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (143,000)        (185,000)
       Prepaid pension cost  . . . . . . . . . . . . . . . . . . . . .           (369,000)        (692,000)
       Covenant not-to-compete . . . . . . . . . . . . . . . . . . . .           1,371,000        1,556,000
       Employee benefit accruals . . . . . . . . . . . . . . . . . . .             490,000          903,000
       Accrued liabilities not currently deductible  . . . . . . . . .             488,000          548,000
       Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . .              81,000          157,377
                                                                              ------------     ------------
     Net deferred tax assets (liabilities) . . . . . . . . . . . . . .      $    1,900,000   $  (2,457,623)
                                                                              ------------     ------------
                                                                              ------------     ------------

        The net operating loss carryforwards will be used to offset future taxable income, subject to their expirations, beginning in 2004 and continuing through 2011. Any future issuance of stock by the Company could result in an ownership change, as defined by the Tax Reform Act of 1986, and could limit utilization of net operating loss carryforwards. Also, benefits derived from using net operating loss carryforwards to offset any taxes calculated as alternative minimum tax could be less than the recorded amount of the net operating loss carryforwards. Although realization is not assured, management believes all net operating loss carryforwards will be realized.

   5.   CAPITAL STOCK

        The Company has authorized 300,000 shares of common stock with a par value of $.01 per share. As of December 31, 1995 and 1996, 283,807 shares are issued and outstanding.

        Concurrent with the acquisition of Transkrit (Note 1), DEC made a $7,764,511 capital contribution.

        Effective June 28, 1996, the board of directors of the parent adopted the DEC International, Inc. 1996 Stock Option Plan. During 1996, the board of directors granted 267,652 options to purchase Class A common stock at an exercise price ranging from $2.62 to $4.33 per share to certain employees of the Company. The options vest based upon time or based upon the profitability and the liquidation value of the Company if it is sold to a third party. During 1996, 28,868 options vested and were exercised, and as of December 31, 1996, no other options were vested or exercisable.

        The parent accounts for its stock option plan in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation was recognized during 1996. In 1996, the parent adopted SFAS No. 123, "Accounting for Stock-Based Compensation Plans," for disclosure purposes. In accordance with the disclosure requirements of SFAS No. 123, the parent is required to calculate pro forma compensation cost of all stock options granted using an option pricing model. The Company used a minimum value method to perform the calculation as its stock is not publicly traded. Accordingly, the fair value of the stock option grant has been estimated as of the grant date under the minimum value method using the following weighted average assumptions for 1996: a risk-free interest rate of 6.44%, dividend yield of


   0.00%, and expected life of 4.5 years. Using these assumptions, the fair value of the stock options at the date of grant was $0. As a result, there is no pro forma compensation expense.

   6.  RELATED-PARTY TRANSACTIONS

   Fees to Affiliate

        The Company maintains an Advisory Services Agreement (the "Agreement") with MDC Management Company II, L.P. ("MDC"), an affiliate. Under the Agreement, MDC provides certain consulting, financial, and managerial functions for a $250,000 annual fee through June 28, 1996 and a $350,000 annual fee thereafter. In 1994, 1995 and 1996, $0, $187,500 and $862,000,
   respectively, were paid. The Company has recorded a liability of $562,000 and $0 on the accompanying balance sheets related to the unpaid portion of these costs as of December 31, 1995 and 1996, respectively. No payments shall be made by the Company to MDC under the Agreement if there is an event of default, as defined, under the revolving loan facility or the Notes (Note 3). As of December 31, 1996, there are no such events of default. The Agreement expires December 31, 2000 and is renewable thereafter, unless terminated by the Company for justifiable cause, as defined.

        For services related to the acquisition of Transkrit (Note 1) and the issuance of the Notes (Note 3), the Company paid MDC $500,000 of which $350,000 has been recorded as deferred financing costs.

   Stockholder's Agreement

        In 1992, certain NFC officers and former officers purchased an aggregate of 298,150 shares of DEC common stock, representing 12% of the voting common stock of DEC. The stock was purchased at $4.33, the fair value at the date of purchase. Such stock was purchased through a cash payment of $620,000 and the issuance of $670,000 of 6% nonrecourse notes.

        All stockholders of DEC are subject to the terms of a stockholders agreement. This agreement restricts the stockholders' ability to sell, transfer, and assign the DEC common stock, with DEC having the first right of purchase. The holders of the stock may be forced to sell the shares to DEC under certain conditions. In addition, on expiration of a stockholder's employment with the Company, the Company has the option to buy back the stockholder's common stock at a specified price primarily based upon either the cost of the shares or the book value of DEC.

   7.   EMPLOYEE BENEFIT PLANS

   Defined Benefit Plans

        The Company has a defined benefit pension plan ("The Employees' Retirement Plan of National Fiberstok Corporation") covering certain employees. On December 20, 1993, the Company amended the plan, freezing future participation to any new employees of the Company effective December 31,1993. Effective December 31, 1994, the Company again amended the plan, freezing future accrual of benefits for all participants. In conjunction with this agreement, all participants of the plan were retroactively vested.

        The funded status of the plan as of December 31, 1995 and 1996 is as follows:


                                                                                  1995             1996
                                                                               ----------       ----------
     Actuarial present value of benefit obligations:
       Accumulated projected benefit obligation  . . . . . . . . . . .      $ (17,030,297)   $ (16,991,377)
       Plan assets at fair value . . . . . . . . . . . . . . . . . . .          17,345,512       17,320,422
                                                                             -------------    -------------
     Plan assets greater than projected benefit obligation . . . . . .             315,215          329,045
     Unrecognized net loss from past experience  . . . . . . . . . . .             607,221          784,056
                                                                             -------------    -------------
     Prepaid pension cost  . . . . . . . . . . . . . . . . . . . . . .      $      922,436   $    1,113,101
                                                                             -------------    -------------
                                                                             -------------    -------------

        The weighted average discount rates used to measure the accumulated projected benefit obligation was 7.75% for 1995 and 1996. The assumed rates of increase in future compensation levels are 5% and the expected long-term rates of return on assets are 8.75% for both 1995 and 1996.

        Net periodic pension costs for 1994, 1995, and 1996 include the following:

                                                                 1994             1995             1996
                                                              ----------       ----------       ----------
     Service cost -- benefits earned during the period     $      437,088   $            -   $            -
     Interest cost on projected benefit obligation . .          1,388,943        1,230,610        1,266,209
     Actual return on plan  assets . . . . . . . . . .            521,415      (1,772,831)      (1,252,658)
     Net amortization on plan assets . . . . . . . . .        (2,025,970)          361,915        (204,216)
                                                            -------------    -------------    -------------
                                                           $      321,476   $    (180,306)   $    (190,665)
                                                            -------------    -------------    -------------
                                                            -------------    -------------    -------------

        The Company has another defined benefit pension plan ("The Transkrit Corporation Employees' Pension Plan") covering certain employees. Normal retirement age is 65, but a provision is made for early retirement. Benefits are based on the employee's compensation level and years of service. The Company makes annual contributions to the plan equal to the maximum amount that can be deducted for income tax purposes. Plan assets consist principally of equity and debt securities.

        The 1996 projected benefit obligation was computed using the projected unit credit method, assuming a discount rate on benefit obligations of 7.25%, an expected long-term rate of return on plan assets of 9% and annual salary increases of 4% over the remaining service lives of the employees in the plan.

        The funded status of the plan as of December 31, 1996 is as follows:

     Actuarial present value of benefit obligations:
     Accumulated projected benefit obligations, including vested benefits
       of $2,144,000   . . . . . . . . . . . . . . . . . . . . . . . .                       $  (2,243,000)
                                                                                              -------------
     Projected benefit obligation  . . . . . . . . . . . . . . . . . .                          (3,924,000)


     Plan assets at fair value . . . . . . . . . . . . . . . . . . . .                            5,137,000
                                                                                              -------------
     Plan assets greater than projected benefit obligation . . . . . .                            1,213,000
     Unrecognized net gain . . . . . . . . . . . . . . . . . . . . . .                            (395,000)
                                                                                              -------------
     Prepaid pension cost  . . . . . . . . . . . . . . . . . . . . . .                       $      818,000
                                                                                              -------------
                                                                                              -------------

        Net periodic pension costs for 1996 include the following:

     Service cost -- benefits earned during the period                                       $      230,000
     Interest cost on projected benefit obligation . .                                              143,000
     Actual return on plan  assets . . . . . . . . . .                                            (227,000)
     Net amortization on plan assets . . . . . . . . .                                               52,000
                                                                                              -------------
                                                                                             $      198,000
                                                                                              -------------
                                                                                              -------------

        Due to the application of purchase accounting related to the acquisition of Transkrit (Note 1), as of June 28, 1996, there was no unamortized prior service cost or unrecognized net asset. In addition, the Company recorded an asset for the amount of the plan assets in excess of the projected benefit obligation of this plan of $1,016,000 at June 28, 1996.

   Deferred Compensation Plans

        The Company has unfunded deferred compensation plans that provide retirement benefits to certain current and former employees. The plans provide retirement benefits generally based on the service provided by the employees to the Company. Benefits are vested as service is provided. The Company provides for these plans during the related service lives of the participants at amounts sufficient to accrue the present value of benefits earned to their retirement dates. Effective December 31, 1994, the Company froze future benefit accruals under certain of these deferred compensation agreements. Included in the accompanying balance sheets are liabilities of $426,000 and $587,000 for these plans as of December 31, 1995 and 1996, respectively.

   Defined Contribution Plans

        In July 1992, the Company instituted a retirement savings plan, ("The National Fiberstok 401(k) Savings Plan") for nonunion employees at certain locations. The plan provides for employee contributions of up to 10% of employee compensation and company matching contributions of 60% of employee contributions up to 6% of employee compensation, as defined. The Company recorded an expense of approximately $41,000, $283,000 and $262,000 in 1994, 1995 and 1996, respectively, as a result of contributions to the plan.

        The Company has an employee savings plan ("The Capital Accumulation Plan for Employees of Transkrit Corporation") covering all eligible employees at certain locations under Section 401(k) of the Internal Revenue Code. The plan includes a provision which allows employees to make pretax contributions. The Company matches between 15% to 45% of employee contributions up to 4% to 6% of the employee's wages. The Company recognized contribution expense of $159,000 for the year ended December 31, 1996.

   Postretirement Benefits

        The Company provides certain health care and life insurance benefits for certain retired individuals. The Company accounts for these benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires the accrual of the costs of providing postretirement benefits, including medical and life insurance coverage, during the active service period of the employee. The plan was frozen in 1993 and all eligible participants of the plan are retired.

        Interest cost, representing all of the net periodic postretirement benefit expense for the years ended December 31, 1994, 1995 and 1996, was $0, $56,000, and $43,000, respectively. In addition, the impact of the change in the assumed discount rate was a benefit of $56,000 for the year ended December 31, 1995.

   The accrued postretirement benefit obligation at December 31, 1995 and 1996 was $771,000 and $711,000, respectively.

   Assumptions used in the computation of postretirement benefit expense and the related obligation are as follows:

                                                                                  1995             1996
                                                                               ----------       ----------
     Discount rate used to determine accumulated postretirement
       benefit obligation  . . . . . . . . . . . . . . . . . . . . . .                  8%               8%
     Initial health care cost trend rate . . . . . . . . . . . . . . .                 13%              13%
     Ultimate health care cost trend rate  . . . . . . . . . . . . . .                  5%               5%
     Year ultimate health care cost trend rate . . . . . . . . . . . .                2004             2005

        If the health care trend rates increased 1% for all future years, the accumulated postretirement benefit obligation as of December 31, 1996 would have increased by 7%. The effect of such a change on the interest cost for 1996 would have been an increase of approximately $50,000.

   8.   COMMITMENTS AND CONTINGENCIES

   Operating Leases

        The Company has certain noncancelable operating leases for office and plant facilities and office equipment. The total rental expense was $641,000, $351,000 and $826,000 in 1994, 1995, and 1996, respectively.
   Minimum annual rental payments remaining under noncancelable operating leases as of December 31, 1996 are as follows:

     1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    1,157,000
     1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            805,000
     1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            529,000
     2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            354,000
     2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            127,000
                                                                                              -------------
                                                                                             $    2,972,000
                                                                                              -------------


                                                                                              -------------

   Environmental Liabilities

        The Company has been notified by the United States Environmental Protection Agency ("EPA") that it and 11 other parties are potentially liable for costs incurred by the EPA in responding to the cleanup of the Dixie Caverns Landfill Superfund Site in Roanoke County, Virginia. Subsequently, Roanoke County expended $2,000,000 to clean up a portion of the Dixie Cavern landfill site and has filed suit against the Company and the 11 other potentially responsible parties ("PRPs") for reimbursement of these cleanup costs. Although the PRPs may be jointly and severally liable for cleanup costs, management believes that the Company's claim is de minimis, based upon the amount of waste attributable to it in relation to the other parties. Management believes that the Company will have no liability in connection with the remaining portions of the site and that the ultimate outcome of this matter will not have a material adverse impact on the financial position or results of operations of the Company.

        The EPA has also named the Company as one of a number of PRPs in connection with the alleged disposal of hazardous substances at the Smiths Farm Landfill Superfund Site in Kentucky. In February 1992, the Company and 35 other parties entered into an alternative dispute resolution process ("ADRP") to allocate liability. Subsequently, a number of the PRPs responsible for contributions of waste to the site dropped out of the ADRP group. The remaining ADRP group members, including the Company, have proposed a de minimis settlement to the EPA, which, if accepted, would resolve the Company's liability in connection with the site. Management believes that the ultimate outcome of this matter will not have a material adverse impact on the financial position or results of operations of the Company.

   9.   SUBSEQUENT EVENTS

   Purchase of Label America, Inc.

        On February 21, 1997, pursuant to a stock purchase agreement, the Company acquired all of the issued and outstanding capital stock of Label America, Inc. ("LAI") for $8,500,000, less outstanding indebtedness and the amount of certain capitalized leases as of the close of business on February 21, 1997, plus transaction costs, which was funded through borrowings on the Company's revolving loan facility. Additional consideration of $700,000 was paid to the principal stockholder for a noncompete agreement which amount was also funded through borrowings on the Company's revolving loan facility. Upon consummation of the acquisition, LAI was merged into NFC.

   Americomm Direct Marketing, Inc.

        On February 20, 1997, the Company entered into a stock purchase agreement with Americomm Direct Marketing, Inc. ("Americomm") and Americomm's stockholders to purchase the outstanding capital stock of Americomm for $24,000,000 less outstanding indebtedness of Americomm as of the closing date. In addition, the Company has agreed to distribute to the stockholders of Americomm on the closing date (i) cash on Americomm's balance sheet as of November 30, 1996 less certain phantom stock and non-accrued bonus obligations of Americomm, (ii) an amount equal to the tax on net income of Americomm during the period commencing December 1, 1996 and ending on the closing date and (iii) certain other assets of Americomm. Additional consideration of $1,000,000 will be paid to the principal stockholder of Americomm for a noncompete agreement. Americomm's principal stockholder is a member of the boards of directors of NFC and DEC. The


   Company's obligation to purchase Americomm is subject to, among other things, the Company having received financing, reasonably acceptable to it and to there having been no material adverse change in the business, operations, financial condition or results of operation of Americomm. Accordingly, the stock purchase agreement may be terminated if either of these or any other condition to the Company's obligation to consummate the purchase has not been satisfied. In addition, the stock purchase agreement can be terminated any time prior to the closing date by written mutual consent of the Company and the stockholders of Americomm.