Form 10-K/A
period 1996-12-31
NATIONAL FIBERSTOK CORP
filed 1997-04-16
CIK 1018912

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 1
   (Mark One)
   (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
          For the fiscal year ended December 31, 1996
                                  OR
   ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

   As of December 31, 1996, there were 283,803 shares of the registrant's Common Stock, par value $0.01 per share outstanding.


                                      ITEM I
                            (of this Amendment No. 1)

   The Form 10-K for the year ended December 31, 1996, filed with the Commission on March 31, 1997, is hereby amended by substituting the following Item 10 in place of Item 10 found on pages 20 through 22 of the report on Form 10-K previously filed with the Commission:


   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following are the executive officers and directors of National Fiberstok Corporation at December 31, 1996 :



       NAME                     Age     Position
        Robert M. Miklas         45        Director, President and Chief
                                           Executive Officer
        Robert B. Webster        49        Executive Vice President
        Thomas J. Cobery         50        Senior Vice
        James Resnick            49        Senior Vice
        Robert D. Oliver         45        Vice President/Operations
        John D. Weil             49        Chairman of the Board
        David E. De Leeuw        53        Director
        David E. King            38        Director
        Glenn S. McKenzie        44        Director
        Calvin Ingram            63        Director


   THOMAS J. COBERY (50), Senior Vice President of NFC since June 1996. Mr. Cobery has been President of Label Art, Inc. since November 1987 till June 28, 1996 (the acquisition date of Transkrit Corporation and subsidiary by NFC). Mr. Cobery is currently President of the Tag and Label Manufacturers Institute, the major trade association for the label industry in the United States.

   DAVID E. DE LEEUW (52), Director of NFC since September 1989. Mr. De Leeuw is a managing general partner of MDC Management Company II, L.P., which is the general partner of McCown De Leeuw & Co.II, L.P. and McCown De Leeuw Associates, L.P.; the managing general partner of MDC Management Company IIE, L.P., the general partner of McCown De Leeuw & Co. Offshore (Europe), L.P.; and the managing general partner of MDC Management Company IIA, L.P., the general partner of McCown De Leeuw & Co. Offshore (Asia), L.P. He currently serves as a director of American Residential Investment Trust, Inc., Vans, Inc., Pelican Companies, MBW Foods Inc., Oursourcing Solutions Inc., Nimbus CD International, Inc. and Tiara Motorcoach Corporation.

   CALVIN INGRAM (63), Director of NFC since January 1995. Mr. Ingram has served as Chairman of AmeriComm Direct Marketing, Inc. since January 1991. Mr. Ingram currently serves as a director of AmeriMarketing Group,

   AmeriComm Direct Marketing, Associated Premium and National Association of Advertising Distributors.

   DAVID E. KING (38), Director of NFC since April 1991. Mr. King is a general partner of MDC Management Company II, L.P. Mr. King has been associated with McCown De Leeuw & Co. since 1990. He currently serves as a director of Outsourcing Solutions Inc., International Data Response Corporation, Fitness Holdings, Inc. and ASC Network Corporation.

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

   LATE FILINGS

        None.

                                     ITEM II
                            (of this Amendment No. 1)

   The Form 10-K for the year ended December 31, 1996, filed with the Commission on March 31, 1997, is hereby amended by substituting the following signature pages in place of the signature pages found on pages 28 through 29 of the report on Form 10-K previously filed with the Commission:

                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            NATIONAL FIBERSTOK CORPORATION


   March 31, 1997      By /s/ Robert M. Miklas
                             Robert M. Miklas
                             Director, President and Chief
                             Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated below.


   March 31, 1997       /s/ John D. Weil
                        John D. Weil
                        Director, Chairman of the Board


   March 31, 1997       /s/ Robert M. Miklas
                        Robert M. Miklas
                        Director, President and Chief Executive Officer
                        (Principal Executive Officer)

   March 31, 1997       /s/ David E. De Leeuw
                        David E. De Leeuw
                        Director


   March 31, 1997       /s/ David E. King
                        David E. King
                        Director


   March 31, 1997       /s/ Glenn S. McKenzie
                        Glenn S. McKenzie
                        Director


   March 31, 1997       /s/ Robert B. Webster
                        Robert B. Webster
                        Executive Vice President and Chief
                        Financial Officer
                        (Principal Financial and Accounting Officer)

                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                            NATIONAL FIBERSTOK CORPORATION


   April 15, 1997           By /s/ Robert M. Miklas
                               Robert M. Miklas
                               Director, President and Chief
                               Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities stated below.


   April 15, 1997            /s/ John D. Weil
                             John D. Weil
                             Director, Chairman of the Board


   April 15, 1997            /s/ Robert M. Miklas
                             Robert M. Miklas
                             Director, President and Chief Executive Officer
                             (Principal Executive Officer)

   April 15, 1997            /s/ David E. De Leeuw
                             David E. De Leeuw
                             Director


   April 15, 1997            /s/ David E. King
                             David E. King
                             Director

   April 15, 1997            /s/ Glenn S. McKenzie
                             Glenn S. McKenzie
                             Director

   April 15, 1997            /s/ Robert B. Webster
                             Robert B. Webster
                             Executive Vice President and Chief
                             Financial Officer
                             (Principal Financial and Accounting Officer)


                                     ITEM III
                            (of this Amendment No. 1)

   The Form 10-K for the year ended December 31, 1996, filed with the Commission on March 31, 1997, is hereby amended by substituting the following Exhibit 12 in place of Exhibit 12 found on page 52 of the report on Form 10-K previously filed with the Commission: