Form 10-Q
period 1997-03-31
NATIONAL FIBERSTOK CORP
filed 1997-05-15
CIK 1018912

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997

                                      OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transitions period from _____ to _____

                        Commission File Number 333-8925

                        NATIONAL FIBERSTOK CORPORATION
            (Exact name of registrant as specified in its charter)

           DELAWARE                     23-2574778
 (State or other jurisdiction        (I.R.S. Employer
      of incorporation or      Identification No.)
         organization)

 5775 Peachtree Dunwoody Road              30342
          Suite C-150                   (Zip code)
          Atlanta, GA
     (Address of principal
      executive offices)


Registrant's telephone number, including area code:  (404) 256-1123

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                     Outstanding as of
             Class                      May 9, 1997

 Common Stock, $.01 par value         283,807 shares

                        NATIONAL FIBERSTOK CORPORATION

                                  FORM 10 - Q

                     QUARTERLY PERIOD ENDED MARCH 31, 1997

                                                     INDEX


PART I.     FINANCIAL INFORMATION                                                   Page Numbers
            Item 1.   Financial Statements

                      Condensed Balance Sheets as of March 31, 1997 and
                       December 31, 1996                                                  2

                      Condensed Statements of Operations for the three
                       months ended March 31, 1997 and 1996                               3

                      Condensed Statements of Cash Flows for the three
                       months ended March 31, 1997 and 1996                               4

                      Notes to Condensed Financial Statements
                       as of March 31, 1997                                               5-7

            Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                7-9


PART II.    OTHER INFORMATION

            Item 5.   Other Information                                                   10
            Item 6.   Exhibits and Reports on Form 8 - K                                  10


SIGNATURES                                                                                11

* A summary of the Registrant's significant accounting policies is contained in the Registrant's Form 10-K for the year ended December 31, 1996, which has been previously filed with the Commission.

PART I.      FINANCIAL INFORMATION

       Item 1.                                   Financial Statements

                                                   NATIONAL FIBERSTOK CORPORATION
                                                       CONDENSED BALANCE SHEET
                                                  (in thousands, except share data)
                                                      March 31, 1997            December 31, 1996
 Assets
 Current Assets
         Cash and cash equivalents                                $2,341                     $1,979
         Accounts receivable, net                                 19,121                     17,384
         Income tax receivable                                     1,282                        548
         Inventories                                              11,939                     11,261
         Deferred income taxes                                       439                        305
         Other                                                     1,885                      1,836
              Total Current Assets                                37,007                     33,313
 Property, plant and equipment, at cost                           58,745                     56,858

         Less:  Accumulated depreciation                        (11,184)                    (9,491)
              Property, plant and equipment, net                  47,561                     47,367
 Other Assets
         Goodwill, net of accumulated
         amortization                                             31,280                     25,079
         Patents, net of accumulated amortization                 17,885                     18,405
         Deferred financing costs, net of
              accumulated amortization                             5,021                      5,260
         Due from parent                                             876                        876
         Other                                                     4,224                      3,074
                                                                  59,286                     52,694
                                                                $143,854                   $133,374
 Liabilities and Stockholder's Equity

 Current Liabilities

         Current portion of long-term debt                          $463                       $446
         Revolving line of credit                                  9,300                          0
         Bank overdraft                                              677                      1,506
         Accounts payable                                          5,228                      4,337
         Accrued expenses and other                               10,576                      8,184
                                                                  26,244                     14,473

 Noncurrent Liabilities                                            4,553                      4,427

 Long-term debt                                                  102,283                    102,353

 Stockholder's equity
         Common stock, $.01 par value                                  3                          3

         Addition paid-in capital                                 22,296                     22,296
         Accumulated deficit                                    (11,525)                   (10,178)
                                                                  10,774                     12,121
                                                                $143,854                   $133,374

 Common Shares Outstanding                                       283,807                    283,807

                             See notes to condensed financial statements


                        NATIONAL FIBERSTOK CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)

                                                                Three months ended March 31,
                                                               1997                      1996
 Net Sales                                                          $38,858                   $17,097
 Operating costs and expenses
         Cost of sales                                               27,592                    13,479
         Selling and administrative                                   9,832                     3,298
         Total operating costs and expenses
                                                                     37,424                    16,777
 Operating income                                                     1,434                       320
 Other expense (income)

         Interest, net                                                3,329                       750
 Loss before income taxes                                           (1,895)                     (430)
 Income tax benefit                                                   (548)                     (168)
 Net loss                                                          $(1,347)                    $(262)
 Per Share of Common Stock:
 Net loss                                                           $(4.75)                    $(.92)
 Dividends declared                                                      $0                        $0
 Average number of shares outstanding                               283,807                   283,807


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

            EBITDA is defined as operating income, plus depreciation and amortization and reflects the elimination of non-cash charges related to pension and deferred financing costs and the elimination of gain on disposal of equipment.


                                                                     $4,118                     $1,256
 EBITDA




                  See notes to condensed financial statements

                        NATIONAL FIBERSTOK CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                  Three months ended March 31,

                                                                  1997                    1996
 Cash flows from operating activities
     Net loss                                                         $(1,347)                  $(262)
     Adjustments to reconcile net loss to net cash
     provided
            by operating activities
            Depreciation and amortization                                2,703                     911
            Loss on disposal                                               194                       0
            Imputed interest                                                 0                      34

            Deferred income tax benefit                                  (548)                   (168)
            Amortization of prepaid pension asset                           56                      75
            Change in assets, liabilities                                1,208                     304

 Net cash provided by operating activities                               2,266                     894

 Cash flows from investing activities
     Cash paid for Label America, Inc., net of cash                    (9,402)                       0
     acquired
     Proceeds from sale of assets                                           90                       0
     Purchases of property and equipment                                 (943)                   (292)

 Net cash used in investing activities                                (10,255)                   (292)

 Cash flows from financing activities
     Net borrowings on revolving line of credit                          9,300                     150
     Payments on long term debt                                              0                   (800)

     Decrease in bank overdraft, net                                     (829)                       0
     Payments on capital leases                                          (120)                    (12)

 Net cash provided by (used in) financing activities                     8,351                   (662)

 Net increase (decrease) in cash                                           362                    (60)

 Cash, beginning of period                                               1,979                     444

 Cash, end of period                                                    $2,341                    $384


                                             See notes to condensed financial statements

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for National Fiberstok Corporation (the "Company") for the three month periods ended March 31, 1996 and 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


NOTE 2:  INVENTORIES

The major classes of inventories were as follows (in thousands):
                                                        March 31, 1997          December 31, 1996
 Raw materials                                                      $5,882                    $5,838
 Work-in-process                                                     1,516                     1,289
 Finished goods and customized stock                                 4,541                     4,134
                                                                   $11,939                   $11,261


NOTE 3:  ACQUISITION

Purchase of Transkrit Corporation

On June 28, 1996, the Company acquired all of the issued and outstanding capital stock of Transkrit Corporation and subsidiaries ("Transkrit") for approximately $86.5 million plus transaction costs. The acquisition has been accounted for using the purchase method of accounting and accordingly, the results of operations of Transkrit have been included in the statements of operations of the Company since June 29, 1996. The excess of the consideration paid over the estimated fair value of net assets acquired of approximately $17,393,000 has been recorded as goodwill and is being amortized on the straight-line basis over 40 years. Subsequent to the acquisition, Transkrit and all of its subsidiaries were merged into the Company.

Concurrently with the consummation of the acquisition, the Company issued $100,000,000 aggregate principal amount of unsecured 11 5/8% Senior Notes due June 15, 2002 (the "Senior Notes"). Interest is payable semiannually commencing December 15, 1996. The Senior Notes are senior obligations of the Company and are pari passu in right of payment to all future senior indebtedness. The indenture relating to the senior notes limits the incurrence of additional indebtedness by the Company, does not allow the Company to pay any common stock dividends and limits the Company's ability to redeem any capital stock and to sell its assets, all as further described in such indenture. The Company may incur additional indebtedness as long as its fixed charged coverage ratio is greater than certain specified minimum levels, in each case as specified in the indenture. In addition, DEC International, Inc. ("DEC"), the Company's parent, made a capital contribution to the Company of $7,800,000.

The Company used the proceeds from the Senior Notes and DEC's capital contribution to acquire the outstanding capital stock of Transkrit and to repay $23,200,000 of existing long-term debt.

Purchase of Label America, Inc.

On February 21, 1997, the Company acquired all of the issued and outstanding capital stock of Label America, Inc. ("LAI") for $8,500,000, less outstanding indebtedness and the amount of certain capitalized leases as of the close of business on February 21, 1997, plus transaction costs, which was funded through borrowings on its revolving loan facility. Additional consideration of $700,000 was paid to the principal stockholder for a noncompete agreement which amount was also funded through borrowings on the Company's revolving loan facility. The excess of the consideration paid over the estimated fair value of net assets acquired of approximately $6,402,000 has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. Upon consummation of the acquisition, LAI was merged into NFC.


NOTE 4:  SUBSEQUENT EVENTS

AmeriComm Direct Marketing, Inc.

On April 24, 1997, pursuant to a stock purchase agreement, the Company acquired all of the issued and outstanding capital stock of AmeriComm Direct Marketing, Inc. ("ADMI") for $24,622,000 plus transaction costs. Additional consideration of $1,000,000 was paid to the principal stockholder for a noncompete agreement.

Concurrently with the consummation of the ADMI acquisition, DEC issued $25.0 million aggregate principle amount of notes (the "DEC Notes") pursuant to a securities purchase agreement, a portion of which was contributed by DEC to NFC in order to fund the acquisition of ADMI. As part of the financing for the acquisition, former holders of DEC's cumulative redeemable preferred stock with a $10.0 million liquidation preference exchanged such shares of preferred stock for a like amount of the newly issued DEC Notes. Interest payments on the DEC Notes are expected to be made from the operations of the Company. The DEC Notes mature on April 24, 2003 and bear interest at a rate of 121/2% per annum payable quarterly commencing on June 30, 1997. Under limited circumstances, interest on the DEC Notes may be paid in the form of additional DEC Notes ("PIK Notes") for up to six interest payment periods during the first two years after initial issuance. In the event that all or a portion of any installment of interest on the DEC Notes due in the second year after initial issuance is paid by issuing PIK Notes, the interest used to calculate the amount of such installment shall be 13.0%. All outstanding PIK Notes must be redeemed on or prior to the second anniversary of the initial issuance of the DEC Notes. In addition to other covenants, the DEC Notes restrict the ability of the Company to incur additional indebtedness and make additional acquisitions and require the Company to maintain a minimum fixed charge coverage ratio, all as more particularly specified in the securities purchase agreement relating to the DEC Notes.


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

On February 21, 1997, the Company acquired all of the issued and outstanding capital stock of Label America, Inc. ("LAI") for approximately $8.5 million, less outstanding indebtedness, plus transaction costs. Additional consideration of $700,000 was paid to the principal stockholder for a noncompete agreement. The acquisition has been accounted for using the purchase method of accounting and accordingly, the results of operations of LAI have been included in the statements of operations of the Company since February 22, 1997.

The Company has four principal product lines: Mailer systems, direct mail products, custom pressure sensitive labels and custom envelopes. The following table summarizes the net sales by product line.

                                                                  Three Months Ended March 31,
                                                                  1997                    1996
                                                                         (in thousands)
 Mailer systems                                                         $9,978                       $0
 Direct mail products                                                    5,790                    2,583
 Custom pressure sensitive labels                                       10,861                      880
 Custom envelopes                                                       12,229                   13,634
                                                                       $38,858                  $17,097


FIRST QUARTER OF 1997 COMPARED WITH THE FIRST QUARTER OF 1996:

Net sales for the three month period ended March 31, 1997 increased $21.8 million to $38.9 million, or 127.3%, from the comparable 1996 period. The overall increase in sales was due to the acquisition of Transkrit, and to a lesser extent, the acquisition of Label America. Specifically, the increase in net sales for mailer systems, direct mail products and custom pressure sensitive labels was due to the above mentioned acquisitions. Net sales for custom envelopes decreased $1.4 million to $12.2 million or 10.3% from the comparable 1996 period. The decrease in net sales for custom envelopes has been impacted by a reduction in the average unit sales price. The average unit sales price decreased 10.9% to $19.96/cwt for the three month period ended March 31, 1997 from $22.39/cwt for the comparable 1996 period. This reduction in the average sales price is mainly due to lower average paper prices passed on to customers in the form of reduced unit pricing. However, custom envelope units shipped increased 0.7% to 612.9 million units for the three month period ended March 31, 1997 from 608.9 million units for the comparable 1996 period.

Gross profit, as a percentage of net sales, increased to 29.0% for the three month period ended March 31, 1997 from 21.2% for the comparable 1996 period. This increase is attributable to the Company's focus on value-added, customized products, reduction of production costs and the Transkrit acquisition which added product lines with historically higher gross margins.

Selling and administrative expenses for the three month period ended March 31, 1997 increased $6.5 million to $9.8 million, or 198.1%, from the comparable 1996 period. Selling and administrative expenses, as a percentage of net sales, increased to 25.3% for the three month period ended March 31, 1997 from 19.3% for the comparable 1996 period. The increase in these costs is attributable to the amortization of certain intangible assets recorded in conjunction with the acquisition of Transkrit.

Operating income for the three month period ended March 31, 1997 was $1.4 million or 3.7% of net sales as compared to $.3 million or 1.9% for the comparable 1996 period. The increase in operating income is mostly due to the acquisition of Transkrit.

Interest expense for the three month period ended March 31, 1997 was $3.3 million or 8.6% of net sales as compared to $.8 million or 4.4% of net sales for the comparable 1996 period. The increase in interest expense is due to the issuance of the Senior Notes to fund the acquisition of Transkrit. The weighted average interest rate for the three months ended March 31, 1997 was 13.02% as compared to 13.06% for the comparable 1996 period.

Income tax benefit for the three month period ended March 31, 1997 was $.5 million as compared to $.2 million for the comparable 1996 period, resulting in an effective tax rate of 29% and 39%, respectively.

EBITDA for the three month period ended March 31, 1997 was $4.1 million or 10.6% of net sales as compared to $1.3 million or 7.3% of net sales for the comparable 1996 period. The increase in EBITDA is mostly attributable to the increase in operating income mostly due to the acquisition of Transkrit.


                        LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2.3 million and $.9 million for the three month periods ended March 31, 1997 and 1996, respectively. The increase in cash provided by operating activities is due to the increase in EBITDA.

Net cash used in investing activities was $10.3 million and $.3 million for the three month periods ended March 31, 1997 and 1996, respectively. The increase in cash used in investing activities is primarily the result of the acquisition of LAI.

Capital expenditures, excluding acquisitions (but including payments under capital leases), were $1.1 million and $.3 million for the three months ended March 31, 1997 and 1996, respectively.

Net cash provided by (used in) financing activities was $8.4 million and $(.7) million for the three months ended March 31, 1997 and 1996, respectively.
Cash provided by financing activities for the three month period ended March 31, 1997 is primarily attributable to the $9.3 million borrowed on the Company's revolving credit facility used to acquire LAI.

The Company has up to $20 million of available borrowings from its senior secured revolving credit facility (the "Revolving Credit"). Borrowings on the Revolving Credit are limited to certain levels of receivables and inventories. As of March 31, 1997, the outstanding balance on the Revolving Credit was $9.3 million.

Management believes, based on current financial performance of the Company and anticipated growth, that the cash flow from operations together with the available sources of funds, including borrowings under the Revolving Credit will provide sufficient funds to fund anticipated capital expenditures and working capital requirements and to enable the Company to comply with the terms of its debt agreements. Actual capital requirements may change, particularly as a result of acquisitions the Company may make. The Company anticipates that it will be required to refinance the Senior Notes at maturity. No assurance can be given that the Company will be able to refinance the Senior Notes on terms acceptable to it, if at all. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent, however, upon the future performance of the Company which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings

No reportable developments occurred in Legal Proceedings during the quarter ended March 31, 1997.

     Item 2.   Changes in Securities - None.

     Item 3.   Defaults upon Senior Securities - None.

     Item 4. Submission of matters to a vote of Security Holders - Not applicable.

     Item 5.   Other Information -

The Board of Directors of Company have replaced director Stewart E. Elliott, Jr. of TCW/Crescent Mezzanine, L.L.C. Mr. Elliott's position as a director has been filled by John C. Rocchio, senior vice-president with TCW/Crescent Mezzanine, L.L.C. In addition, Timothy Beffa and Martin R. Lewis have been appointed as directors of the Company.

     Item 6.   Exhibits and Reports on Form 8-K -

a)   Exhibits
     27 - Financial Data Schedule

b)   Form 8-K Reports
     The report dated May 2, 1997 and filed May 5, 1997 announcing Registrant's purchase of the outstanding capital stock of AmeriComm Direct Marketing, Inc. on April 24, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         NATIONAL FIBERSTOK CORPORATION



Date: May 9, 1997        /s/ Robert M. Miklas
                         -------------------------------------
                         Robert M. Miklas
                         President and Chief Executive Officer
                         (Principal Executive Officer)



Date: May 9, 1997        /s/ Robert B. Webster
                         -------------------------------------
                         Robert B. Webster
                         Executive Vice President and Chief Financial Officer
                         (Principal Financial Officer)