Form 10-Q/A
period 1997-03-31
NATIONAL FIBERSTOK CORP
filed 1997-05-19
CIK 1018912

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-Q/A
                         AMENDMENT NO. 1 TO FORM 10-Q


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


                                    ITEM I
                           (of this Amendment No. 1)

The Form 10-Q for the quarter ended March 31, 1997, filed with the Commission on May 13, 1997, is hereby amended by substituting the following Item 6 in place of Item 6 found on page 11 of the report on Form 10-Q previously filed with the Commission:

     Item 6.   Exhibits and Reports on Form 8-K -

a)   Exhibits
     27 - Financial Data Schedule
     10.1 - Material Contract

b)   Form 8-K Reports
     The report dated May 2, 1997 and filed May 5, 1997 announcing Registrant's purchase of the outstanding capital stock of AmeriComm Direct Marketing, Inc. on April 24, 1997.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                         NATIONAL FIBERSTOK CORPORATION



Date: May 19, 1997       /s/ Robert M. Miklas
                         -------------------------------------
                         Robert M. Miklas
                         President and Chief Executive Officer
                         (Principal Executive Officer)



Date: May 19, 1997       /s/ Robert B. Webster
                         -------------------------------------
                         Robert B. Webster
                         Executive Vice President and Chief Financial Officer
                         (Principal Financial Officer)



                                    ITEM II
                           (of this Amendment No. 1)

The Form 10-Q for the quarter ended March 31, 1997, filed with the Commission on May 13, 1997, is hereby amended by adding the following Exhibit 10.1 to the report on Form 10-Q previously filed with the Commission: