Form 10-Q
period 1997-06-30
NATIONAL FIBERSTOK CORP
filed 1997-08-15
CIK 1018912

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

                                      OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transitions period from _____ to _____

                        Commission File Number 333-8925

                       AMERICOMM DIRECT MARKETING, INC.
                   (formerly NATIONAL FIBERSTOK CORPORATION)
            (Exact name of registrant as specified in its charter)


           DELAWARE                     23-2574778
 (State or other jurisdiction        (I.R.S. Employer
              of                    Identification No.)
incorporation or organization)

 5775 Peachtree Dunwoody Road              30342
          Suite C-150                   (Zip code)
          Atlanta, GA
     (Address of principal
      executive offices)




Registrant's telephone number, including area code:  (404) 256-1123

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                     Outstanding as of
             Class                   August 15 , 1997

Common Stock, $.01 par value          283,807 shares

                       AMERICOMM DIRECT MARKETING, INC.
                   (formerly NATIONAL FIBERSTOK CORPORATION)
                                  FORM 10 - Q

                     QUARTERLY PERIOD ENDED JUNE 30, 1997

                                     INDEX




PART I.  FINANCIAL INFORMATION                                    Page Numbers

     Item 1.  Financial Statements

          Condensed Balance Sheets as of June 30, 1997 and
            December 31, 1996                                       4

          Condensed Statements of Operations for the three and
            six month periods ended June 30, 1997 and 1996          5

          Condensed Statements of Cash Flows for the six
            month periods ended June 30, 1997 and 1996              7

          Notes to Condensed Financial Statements
            as of June 30, 1997                                     8-9

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                  10-13

PART II.  OTHER INFORMATION

     Item 5.  Other Information                                     14
     Item 6.  Exhibits and Reports on Form 8 - K                    14

SIGNATURES                                                          15

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                       AMERICOMM DIRECT MARKETING, INC.
                   (FORMERLY NATIONAL FIBERSTOK CORPORATION)
                            CONDENSED BALANCE SHEET
                       (in thousands, except share data)

                                                             June 30, 1997            December 31, 1996
Assets
Current Assets -
    Cash and cash equivalents                                       $1,283                       $1,979
    Accounts receivable, net                                        23,591                       17,384
    Income tax receivable                                              737                          548
    Inventories                                                     13,055                       11,261
    Deferred income taxes                                              830                          305
    Other                                                            2,845                        1,836
      Total Current Assets                                          42,341                       33,313

Property, plant and equipment, at cost                              63,303                       56,858
    Less:  Accumulated depreciation                               (12,932)                      (9,491)
    Property, plant and equipment, net                              50,371                       47,367
Other Assets -
    Goodwill, net of accumulated amortization                       46,203                       25,079
    Patents, net of accumulated amortization                        17,365                       18,405
    Customer lists, net of accumulated amortization                  7,043                            0
    Covenants not to compete, net of accumulated amortization        2,052                          487
    Due from parent                                                    672                          876
    Other                                                            7,313                        7,847
                                                                    80,648                       52,694
                                                                  $173,360                     $133,374
Liabilities and Stockholder's Equity
Current Liabilities -
    Current portion of long-term debt                                 $462                         $446
    Revolving line of credit                                        11,782                            0
    Bank overdraft                                                     768                        1,506
    Accounts payable                                                 6,695                        4,337
    Accrued expenses and other                                      10,338                        8,184
                                                                    30,045                       14,473
Noncurrent Liabilities -
    Deferred income taxes                                            5,523                        2,762
    Other                                                            1,641                        1,665
                                                                     7,164                        4,427
Long-term Debt                                                     102,113                      102,353

Stockholder's Equity -
    Common stock, $.01 par value                                         3                            3
    Addition paid-in capital                                        45,571                       22,296
    Accumulated deficit                                           (11,536)                     (10,178)
                                                                    34,038                       12,121
                                                                  $173,360                     $133,374
Common Shares Outstanding                                          283,807                      283,807
                             See notes to condensed financial statements.

                       AMERICOMM DIRECT MARKETING, INC.
                   (FORMERLY NATIONAL FIBERSTOK CORPORATION)
                      CONDENSED STATEMENTS OF OPERATIONS
                                (in thousands)


                                                    Three months ended                  Six months ended
                                                         June 30,                           June 30,
                                                 1997              1996              1997             1996
Net sales                                      $47,744          $14,719           $86,602           $31,816

Operating costs and expenses
    Cost of sales                               33,215           11,780            60,808            25,260
    Selling and administrative                  11,234            3,153            21,079             6,450

    Total operating costs and
    expenses                                    44,449           14,933            81,887            31,710

Operating income (loss)                          3,295            (214)             4,715               106

    Other expense
    Interest, net                                3,242              807             6,557             1,557

Income (loss) before income taxes                   53          (1,021)           (1,842)           (1,451)

Income tax expense (benefit)                        17            (369)             (528)             (537)

Net income (loss)
  before extraordinary item                         36           ( 652)           (1,314)            ( 914)

Extraordinary loss on early
  retirement of debt,
  net of tax benefit of $461                         0            (798)                 0             (798)

Net income (loss)                              $    36        $ (1,450)          $(1,314)         $ (1,712)


See notes to condensed financial statements.

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

EBITDA                                          $6,538             $608           $10,656            $1,864



                        AMERICOMM DIRECT MARKETING INC.
                   (FORMERLY NATIONAL FIBERSTOK CORPORATION)
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                               Six months ended June 30,
                                                                                                 1997                     1996
Cash flows from operating activities
    Net loss                                                                                       ($1,314)            ($1,712)
    Adjustments to reconcile net loss to net cash provided by operating activities -
       Extraordinary loss on early retirement of debt, net of tax                                        0                 798
       Depreciation and amortization                                                                 6,034               1,976
       (Gain) loss on disposal                                                                         321                (238)
       Imputed interest                                                                                  0                  56
       Deferred income tax benefit                                                                    (528)               (537)
       Amortization of prepaid pension asset                                                            75                 150
       Change in assets and liabilities, net                                                        (2,604)              2,025

Net cash provided by operating activities                                                            1,984               2,518

Cash flows from investing activities
    Cash paid for Label America, Inc., net of cash acquired                                         (9,402)                  0
    Cash paid for Transkrit Corporation, net of cash acquired                                            0             (79,422)
    Cash paid for AmeriComm Direct Marketing, Inc., net of cash acquired                           (24,424)                  0
    Proceeds from sale of assets                                                                       172                 422
    Purchases of property and equipment                                                             (3,313)               (646)

Net cash used in investing activities                                                              (36,967)            (79,646)

Cash flows from financing activities
    Net borrowings (repayments) on revolving line of credit                                         11,782              (7,050)
    Payments on long term debt                                                                           0             (17,050)
    Decrease in bank overdraft, net                                                                   (738)             (2,354)
    Payments on capital leases                                                                        (235)                (27)
    Capital contributions from parent                                                               23,274               7,764
    Due from parent                                                                                    204                   0
    Increase in deferred financing costs                                                                 0              (3,463)
    Proceeds from issuance of long-term debt                                                             0             100,000

Net cash provided by financing activities                                                           34,287              77,820
Net increase (decrease) in cash                                                                       (696)                692
Cash, beginning of period                                                                            1,979                 444
Cash, end of period                                                                                 $1,283              $1,136


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

Effective August 4, 1997, National Fiberstok Corporation changed its name to AmeriComm Direct Marketing, Inc. (the "Company"). DEC International, Inc., the Company's parent, changed its name to AmeriComm Holdings, Inc. ("AHI") effective August 4, 1997.

Operating results for the Company for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2:  INVENTORIES

The major classes of inventories were as follows (in thousands):

                                        June 30, 1997         December 31, 1996
Raw materials                                     $6,758                $5,838
Work-in-process                                    1,391                 1,289
Finished goods and customized stock                4,906                 4,134
                                                 $13,055               $11,261


NOTE 3:  ACQUISITIONS

Purchase of Transkrit Corporation

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

Concurrent with the consummation of the acquisition, the Company issued $100,000,000 aggregate principal amount of unsecured 11 5/8% Senior Notes due June 15, 2002 (the "Senior Notes"). Interest is payable semiannually on June

15 and December 15. In addition, AHI made a capital contribution to the Company of $7,800,000.

The Company used the proceeds from the Senior Notes and AHI's capital contribution to acquire the outstanding capital stock of Transkrit and to repay $23,200,000 of existing long-term debt.

Purchase of Label America, Inc.

On February 21, 1997, pursuant to a stock purchase agreement, the Company acquired all of the issued and outstanding capital stock of Label America, Inc. ("LAI") for $8,500,000, less outstanding indebtedness and certain capitalized lease obligations, plus transaction costs, which was funded through borrowings on its revolving loan facility. Additional consideration of $700,000 was paid to the principal stockholder for a noncompete agreement which amount was also funded through borrowings on the Company's revolving loan facility. The excess of the consideration paid over the estimated fair value of net assets acquired of approximately $6,523,000 has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. Upon consummation of the acquisition, LAI was merged into the Company.

Purchase of AmeriComm Direct Marketing, Inc.

On April 24, 1997, pursuant to a stock purchase agreement, the Company acquired all of the issued and outstanding capital stock of AmeriComm Direct Marketing, Inc. ("ADMI") for $24,622,000 plus transaction costs. Additional consideration of $1,000,000 was paid to the principal stockholder for a noncompete agreement. The excess consideration paid over the estimated fair value of net assets acquired of approximately $14,429,000 has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. Upon consummation of the acquisition, ADMI was merged with and into the Company.

The acquisition was financed by a capital contribution by AHI. To fund the acquisition of ADMI, AHI issued $35,000,000 of aggregate 12.5% notes due
April 2003. A portion of the notes were used to redeem AHI's preferred stock. The notes place certain restrictions on the Company's ability to incur additional indebtedness or make future acquisitions. In addition, future interest and principal payments are dependent primarily upon the operations of the Company through payments permitted under the Senior Notes to AHI. Interest is due quarterly commencing June 30, 1997. Under certain circumstances, AHI will pay a portion or all of any six quarterly interest installments prior to April 24, 1999 by issuing additional notes ("PIK Notes") with interest ranging from 12.5% to 13.0%. The initial interest installment due June 30, 1997 was paid by the issuance of PIK notes at 12.5% interest. The PIK Notes must be redeemed prior to April 24, 1999.

NOTE 4:  SUBSEQUENT EVENT

The Company amended its revolving loan agreement with Heller Financial, Inc., effective August 14, 1997. Borrowings on the revolving loan facility have been increased to the lesser of $ 25.0 million or qualified accounts receivables and inventories, as defined. In addition, certain financial covenants have been amended.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Effective August 4, 1997, National Fiberstok Corporation changed its name to AmeriComm Direct Marketing, Inc. (the "Company") and the Company's parent, DEC International, Inc., changed its name to AmeriComm Holdings, Inc. ("AHI").

On June 28, 1996, pursuant to a stock purchase agreement, the Company acquired all of the issued and outstanding capital stock of Transkrit for approximately $86.5 million plus transaction costs. The acquisition has been accounted for using the purchase method of accounting and accordingly, the results of operations of Transkrit have been included in the statements of operations of the Company since June 29, 1996.

On February 21, 1997, pursuant to a stock purchase agreement, the Company acquired all of the issued and outstanding capital stock of LAI for approximately $8.5 million, less outstanding indebtedness, plus transaction costs. Additional consideration of $700,000 was paid to the principal stockholder for a noncompete agreement. The acquisition has been accounted for using the purchase method of accounting and accordingly, the results of operations of LAI have been included in the statements of operations of the Company since February 22, 1997.

On April 24, 1997, pursuant to a stock purchase agreement, the Company acquired all of the issued and outstanding capital stock of ADMI, for approximately $ 24.6 million plus transaction costs. Additional consideration of $ 1.0 million was paid to the principal stockholder for a noncompete agreement. The acquisition has been accounted for using the purchase method of accounting and accordingly, the results of operations of ADMI have been included in the statement of operations of the Company since April 25, 1997.

The Company has four principal business units: direct mail products and services, mailer systems, custom pressure sensitive labels and custom envelopes. The following table summarizes the net sales by business unit.

                                  Three Months Ended June 30,        Six Months Ended June 30,
                                     1997             1996             1997             1996
Direct mail products and             $ 8,710           $ 2,100          $13,399           $ 4,683
services
Mailer systems                        12,955                 0           24,054                 0
Custom pressure sensitive labels      13,555               704           24,416             1,584
Custom envelopes                      12,740            11,915           24,975            25,549
Intra company sales                     (216)                -             (242)                -
                                     $47,744           $14,719          $86,602           $31,816



Second Quarter of 1997 Compared with the Second Quarter of 1996:

Net sales for the three month period ended June 30, 1997 increased $33.0 million to $47.7 million, or 224.4%, from the comparable 1996 period. The overall increase in sales was due to the acquisitions of Transkrit, LAI and ADMI. Specifically, the increase in net sales for mailer systems, direct mail products and custom pressure sensitive labels was due to the above mentioned acquisitions. Net sales for custom envelopes increased $.8 million to $12.7 million or 6.9% from the comparable 1996 period. This increase in net sales is due to a 23.0% increase in units shipped partially reduced by a 13.3% reduction in the average unit selling price. Both measures are a function of increased focus on contract volume opportunity.

Gross profit, as a percentage of net sales, increased to 30.4% for the three month period ended June 30, 1997 from 20.0% for the comparable 1996 period. This increase is attributable to the above mentioned acquisitions, which added product lines with historically higher gross margins, and the increase in sales at the custom envelope business unit which has enabled better utilization of manufacturing facilities.

Selling and administrative expenses for the three month period ended June 30, 1997 increased $8.1 million to $11.2 million, or 256.3%, from the comparable 1996 period. Selling and administrative expenses, as a percentage of net sales, increased to 23.5% for the three month period ended June 30, 1997 from 21.4% for the comparable 1996 period. The increase in these costs is attributable primarily to the amortization of certain intangible assets recorded in conjunction with the above mentioned acquisitions.

Operating income for the three month period ended June 30, 1997 was $3.3 million or 6.9% of net sales as compared to an operating loss of $.2 million or (1.5%) for the comparable 1996 period. The increase in operating income is due to the increase in gross profit.

Net interest expense for the three month period ended June 30, 1997 was $3.2 million or 6.8% of net sales as compared to $.8 million or 5.5% of net sales for the comparable 1996 period. The increase in interest expense is due to the issuance of the Senior Notes to fund the acquisition of Transkrit. The weighted average interest rate for the three months ended June 30, 1997 was 11.9% as compared to 11.8% for the comparable 1996 period.

Income tax expense for the three month period ended June 30, 1997 was $17,000 as compared to an income tax benefit of $369,000 for the comparable 1996 period, resulting in an effective tax rate of 32% and (36%), respectively.

EBITDA for the three month period ended June 30, 1997 was $6.5 million or 13.7% of net sales as compared to $.6 million or 4.1% of net sales for the comparable 1996 period. The increase in EBITDA is due to increase in gross profit.

Six Months Ended June 30, 1997 Compared with Six Months Ended June 30, 1996.

Net sales for the six month period ended June 30, 1997 increased $54.8 million to $86.6 million, or 172.2%, from the comparable 1996 period. The overall increase in sales was due to the acquisitions of Transkrit, LAI and ADMI. Specifically, the increase in net sales for mailer systems, direct mail products and custom pressure sensitive labels was due primarily to the above mentioned acquisitions. Net sales for custom envelopes decreased $.6 million to $25.0 million or 2.3% from the comparable 1996 period. The decrease in net sales for custom envelopes has been impacted by a 11.2% reduction in the average unit sales price partially offset by a 11.4% increase in units shipped.

Gross profit, as a percentage of net sales, increased to 29.8% for the six month period ended June 30, 1997 from 20.6% for the comparable 1996 period. This increase is attributable to the above mentioned acquisitions and improved gross profits in the custom envelope and direct mail business units that were in place during each period.

Selling and administrative expenses for the six month period ended June 30, 1997 increased $14.6 million to $21.1 million, or 226.8%, from the comparable 1996 period. Selling and administrative expenses, as a percentage of net sales, increased to 24.3% for the six month period ended June 30, 1997 from 20.3% for the comparable 1996 period. The increase in these costs is attributable to the amortization of certain intangible assets recorded in conjunction with the above mentioned acquisitions.

Operating income for the six month period ended June 30, 1997 was $4.7 million or 5.4% of net sales as compared to $.1 million or .3% for the comparable 1996 period. The increase in operating income is due to the increase in gross profit.

Interest expense for the six month period ended June 30, 1997 was $6.6 million or 7.6% of net sales as compared to $1.6 million or 4.9% of net sales for the comparable 1996 period. The increase in interest expense is due to the issuance of the Senior Notes to fund the acquisition of Transkrit. The weighted average interest rate for the six months ended June 30, 1997 and 1996 was 12.0%.

Income tax benefit for the six month period ended June 30, 1997 and 1996 was $.5 million, resulting in effective tax rates of 27% and 37%, respectively.
As of December 31, 1996, the Company's tax net operating loss carryforward was $8.6 million.

EBITDA for the six month period ended June 30, 1997 was $10.7 million or 12.3% of net sales as compared to $1.9 million or 5.9% of net sales for the comparable 1996 period. The increase in EBITDA is due to the increase in gross profit.


                        LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2.0 million and $2.5 million for the six month periods ended June 30, 1997 and 1996, respectively. The decrease in the net cash provided by operating activities is due to the $4.6 million decrease in working capital partially offset by the $4.1 million increase in operating income before noncash charges and realized gain on disposals.

Net cash used in investing activities was $37.0 million and $79.6 million for the six month periods ended June 30, 1997 and 1996, respectively, primarily related to the purchases of LAI, ADMI and Transkrit.

Capital expenditures, excluding acquisitions (but including payments under capital leases), were $3.5 million and $.7 million for the six months ended June 30, 1997 and 1996, respectively.

Net cash provided by financing activities was $34.3 million and $77.8 million for the six months ended June 30, 1997 and 1996, respectively. The net cash provided by financing activities for the six month period ended June 30, 1997 is primarily attributable to the $8.0 million borrowed on the Company's revolving loan facility used to acquire LAI and the $23.3 million capital contribution from AHI used to purchase ADMI. The net cash provided by financing activities for the six month period ended June 30, 1996 is primarily attributable to the $100 million of Senior Notes raised to retire certain long-term and subordinated debt instruments and to acquire Transkrit.

The Company has up to $25 million of available borrowings from its senior secured revolving loan facility (the "Revolving Loan"). Borrowings on the Revolving Loan are limited to certain levels of receivables and inventories. As of June 30, 1997, the outstanding balance and availability on the Revolving Loan was $11.8 million and $13.2 million, respectively.

Management believes, based on current financial performance of the Company and anticipated growth, that the cash provided by operations and the availability under the Company's current revolving credit facility will provide sufficient funds to support planned capital expenditures, working capital requirements, debt service requirements, including payments made to AHI for servicing its debt, and potential acquisitions. The Company anticipates that it will be required to refinance the Senior Notes at maturity in 2002. No assurance can be given that the Company will be able to refinance the Senior Notes on terms acceptable to it, if at all. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent, however, upon the future performance of the Company which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings

No reportable developments occurred in Legal Proceedings during the quarter ended June 30, 1997.

   Item 2.  Changes in Securities - None.

   Item 3.  Defaults upon Senior Securities - None.

   Item 4.  Submission of matters to a vote of Security Holders - None.

   Item 5.  Other Information -

On August 4, 1997, an amendment to the Company's Certificate of Incorporation was filed with the Secretary of State of Delaware changing the Company's name to AmeriComm Direct Marketing, Inc.

On August 4, 1997, an amendment to DEC's Certificate of Incorporation was filed with the Secretary of State of Delaware changing DEC's name to AmeriComm Holdings, Inc.

   Item 6.  Exhibits and Reports on Form 8-K -

a) Exhibits
   27 - Financial Data Schedule

b) Form 8-K/A Reports
   The report dated May 9, 1997 and filed July 8, 1997 presenting the audited historical financial statements of AmeriComm Direct Marketing, Inc. and the unaudited combined pro forma financial data of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         AMERICOMM DIRECT MARKETING, INC.


Date: August 15, 1997    /s/ Robert M. Miklas
                         Robert M. Miklas
                         President and Chief Executive Officer
                         (Principal Executive Officer)

Date: August 15, 1997    /s/ Robert B. Webster
                         Robert B. Webster
                         Executive Vice President and
                         Chief Financial Officer
                         (Principal Financial Officer)