Form 10-Q
period 1997-09-30
NATIONAL FIBERSTOK CORP
filed 1997-11-17
CIK 1018912

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997

                                      OR

     ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                        Commission File Number 333-8925

                       AMERICOMM DIRECT MARKETING, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                        23-2574778
       (State or other jurisdiction           (I.R.S. Employer
             of incorporation               Identification No.)
             or organization)

       5775 Peachtree Dunwoody Road                30342
                Suite C-150                      (Zip code)
                Atlanta, GA
           (Address of principal
            executive offices)

Registrant's telephone number, including area code:  (404) 256-1123

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                             Outstanding as of
                      Class                  November 14, 1997
          Common Stock, $.01 par value         283,807 shares

                       AMERICOMM DIRECT MARKETING, INC.

                                  FORM 10 - Q

                   QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                     INDEX

PART I.  FINANCIAL INFORMATION                        Page Numbers

     Item 1.  Financial Statements

          Condensed Balance Sheets as of
            September 30, 1997 and
            December 31, 1996                                 3

          Condensed Statements of Operations
            for the three and nine month periods
            ended September 30, 1997 and 1996                 4

          Condensed Statements of Cash Flows
            for the nine month periods ended
            September 30, 1997 and 1996                       5

          Notes to Condensed Financial Statements
            as of September 30, 1997                          6-7

     Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                  8-11

PART II.  OTHER INFORMATION

     Item 5.  Other Information                               12
     Item 6.  Exhibits and Reports on Form 8 - K              12

SIGNATURES                                                    13

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements
                                                  AMERICOMM DIRECT MARKETING, INC.
                                                       CONDENSED BALANCE SHEET
                                                  (in thousands, except share data)

                                                       September 30, 1997         December 31, 1996
Assets

Current Assets -
        Cash                                                          $1,995                    $1,979
        Accounts receivable, net                                      27,847                    17,384

        Income tax receivable                                            737                       548
        Inventories                                                   13,282                    11,261
        Deferred income taxes                                            830                       305
        Other                                                          3,181                     1,836
                                                                      47,872                    33,313


Property, plant and equipment, at cost                                66,901                    56,858
        Less:  Accumulated depreciation                             (14,900)                   (9,491)
             Property, plant and equipment, net                       52,001                    47,367


Other Assets -
        Goodwill, net of accumulated amortization                     45,854                    25,079
        Patents, net of accumulated amortization                      16,845                    18,405

        Customer lists, net of accumulated                             6,676                         0
        amortization
        Deferred financing costs, net of
             accumulated amortization                                  4,672                     5,260
        Covenants not to compete, net of
             accumulated amortization                                  1,952                       487

        Due from parent                                                1,156                       876
        Other                                                          2,326                     2,587
                                                                      79,481                    52,694
                                                                    $179,354                  $133,374

Liabilities and Stockholder's Equity
Current Liabilities -

        Current portion of long-term debt                               $458                      $446
        Revolving line of credit                                      12,311                         0
        Bank overdraft                                                 2,407                     1,506
        Accounts payable                                               7,100                     4,337

        Accrued expenses and other                                    13,429                     8,184
                                                                      35,705                    14,473

Noncurrent Liabilities -

        Deferred  income taxes                                         5,650                     2,762
        Other                                                          1,364                     1,665
                                                                       7,014                     4,427


Long-term Debt                                                       101,997                   102,353

Stockholder's Equity -
        Common stock, $.01 par value                                       3                         3
        Addition paid-in capital                                      45,571                    22,296

        Accumulated deficit                                         (10,936)                  (10,178)
                                                                      34,638                    12,121
                                                                    $179,354                  $133,374


Common Shares Outstanding                                            283,807                   283,807


                             See notes to condensed financial statements.

                       AMERICOMM DIRECT MARKETING, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                (in thousands)

                                              Three months ended                   Nine months ended,
                                                September 30,                         September 30,

                                           1997               1996               1997               1996


Net sales                                     $51,767            $39,951           $138,388            $71,701


Operating costs and expenses -
    Cost of sales                              36,267             26,956             97,029             52,225
    Selling and administrative                 11,258              9,744             32,390             16,273

    Total operating costs and                  47,524             36,700            129,419             68,498
    expenses


Operating income                                4,243              3,251              8,969              3,203

Other expense

    Interest, net                               3,528              3,273             10,085              4,673

Income (loss) before income taxes                 715               (22)            (1,116)            (1,470)

Income tax expense (benefit)                      126                (8)              (357)              (555)



Net income (loss) before                          589               (14)              (759)              (915)
extraordinary item



Extraordinary loss on early                         -                  -                  -              (798)
retirement of debt, net
of tax benefit of $461

Net income (loss)                                $589              ($14)             ($759)           ($1,713)




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

 EBITDA                                      $7,386             $5,475            $18,042             $7,628





                 See notes to condensed financial statements.

                        AMERICOMM DIRECT MARKETING INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                               Nine months ended September
                                                               30,

                                                                   1997            1996


Cash flows from operating activities
        Net loss                                                     ($759)        ($1,713)
        Adjustments to reconcile net loss to net cash provided

                   by operating activities -
                     Extraordinary loss on early retirement of            0             798
                     debt, net of tax
                     Depreciation and amortization                    9,324           4,718
                     (Gain) loss on disposal                            327           (238)
                     Imputed interest                                     0              61

                     Deferred income tax benefit                      (357)           (555)
                     Amortization of prepaid pension asset                2           (119)
                     Change in assets and liabilities, net          (3,779)           6,185


Net cash provided by operating activities                             4,758           9,137

Cash flows from investing activities
        Cash paid for Label America, Inc., net of cash acquired     (9,469)               0
        Cash paid for Transkrit Corporation, net of cash                  0        (79,391)
        acquired

        Cash paid for AmeriComm Direct Marketing, Inc., net of     (25,202)               0
        cash acquired
        Proceeds from sale of assets                                     99             422
        Purchases of property and equipment                         (6,021)         (1,957)


Net cash used in investing activities                              (40,593)        (80,926)

Cash flows from financing activities
        Net borrowings (repayments) on revolving line of credit      12,311         (7,050)
        Payments on long term debt                                        0        (16,900)
        Increase (decrease) in bank overdraft, net                      901         (2,354)

        Payments on capital leases                                    (355)           (100)
        Capital contributions from parent                            23,274           7,765
        Due from parent                                               (280)               0
        Increase in deferred financing costs                              0         (5,739)
        Proceeds from issuance of long-term debt                          0         100,000


Net cash provided by financing activities                            35,851          75,622



Net increase in cash                                                     16           3,833

Cash, beginning of period                                             1,979             444


Cash, end of period                                                  $1,995          $4,277


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

Operating results for AmeriComm Direct Marketing, Inc. (the "Company") for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2:  INVENTORIES

The major classes of inventories were as follows (in thousands):

                        September 30, 1997  December 31, 1996
Raw materials                       $6,944             $5,838
Work-in-process                      1,706              1,289

Finished goods and                   4,632              4,134
customized stock
                                   $13,282            $11,261



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

Concurrent with the consummation of the acquisition, the Company issued $100,000,000 aggregate principal amount of unsecured 11 5/8% Senior Notes due June 15, 2002 (the "Senior Notes"). Interest is payable semiannually on June 15 and December 15. In addition, AmeriComm Holdings, Inc. ("AHI"), the Company's parent, made a capital contribution to the Company of $7,765,000.

The Company used the proceeds from the Senior Notes and AHI's capital contribution to acquire the outstanding capital stock of Transkrit and to repay $23,200,000 of existing long-term debt.

Purchase of Label America, Inc.

On February 21, 1997, pursuant to a stock purchase agreement, the Company acquired all of the issued and outstanding capital stock of Label America, Inc. ("LAI") for $8,500,000, less outstanding indebtedness and certain capitalized lease obligations plus transaction costs, which was funded through borrowings on its revolving loan facility. Additional consideration of $700,000 was paid to the principal stockholder for a noncompete agreement which amount was also funded through borrowings on the Company's revolving loan facility. The excess of the consideration paid over the estimated fair value of net assets acquired of approximately $6,523,000 has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. Upon consummation of the acquisition, LAI was merged into the Company.

Purchase of AmeriComm Direct Marketing, Inc.

On April 24, 1997, pursuant to a stock purchase agreement, the Company acquired all of the issued and outstanding capital stock of AmeriComm Direct Marketing, Inc. ("ADMI") for $24,622,000 plus transaction costs. Additional consideration of $1,000,000 was paid to the principal stockholder for a noncompete agreement. The excess consideration paid over the estimated fair value of net assets acquired of approximately $14,429,000 has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. Upon consummation of the acquisition, ADMI was merged into the Company.

This acquisition was financed by a capital contribution by AHI. To fund the acquisition of ADMI, AHI issued $35,000,000 of aggregate 12.5% notes due April 2003. A portion of the notes was used to redeem AHI preferred stock. The notes place certain restrictions on the Company's ability to incur additional indebtedness or make future acquisitions. In addition, future interest and principal payments by AHI are dependent primarily upon the operations of the Company through payments permitted under the Senior Notes to AHI. Interest is due quarterly commencing June 30, 1997. Under certain circumstances, AHI will pay a portion or all of any six quarterly interest installments prior to April 24, 1999 by issuing additional notes ("PIK Notes") with interest ranging from 12.5% to 13.0%. The initial interest installments due June 30, 1997 and September 30, 1997 were paid by the issuance of PIK notes at 12.5% interest. The PIK Notes must be redeemed prior to April 24, 1999.

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

On April 24, 1997, pursuant to a stock purchase agreement, the Company acquired all of the issued and outstanding capital stock of AmeriComm Direct Marketing, Inc. ("ADMI") for approximately $24.6 million plus transaction costs. Additional consideration of $1.0 million was paid to the principal stockholder for a noncompete agreement. The acquisition has been accounted for using the purchase method of accounting and accordingly, the results of operations of ADMI have been included in the statement of operations of the Company since April 25, 1997.

The Company has four principal business units: direct mail products and services, mailer systems, custom pressure sensitive labels and custom envelopes. The following table summarizes the net sales by business unit.

                                      Three Months Ended September 30,        Nine Months Ended September 30,
                                          1997                 1996               1997               1996

Direct mail products and services            $12,977               $6,020             $26,375           $10,637

Mailer systems                                12,773               12,152              36,827           12,152
Custom pressure sensitive labels              13,287                9,718              37,703           11,303
Custom envelopes                              13,213               12,061              38,188           37,609
Intra company sales                            (483)                    -               (705)                -

                                             $51,767              $39,951            $138,388           $71,701

THIRD QUARTER OF 1997 COMPARED WITH THE THIRD QUARTER OF 1996:

Net sales for the three month period ended September 30, 1997 increased $11.8 million to $51.8 million, or 29.6% from the comparable 1996 period. The overall increase in net sales was primarily due to the acquisitions of LAI and ADMI. Specifically, the increase in net sales for custom pressure sensitive labels was primarily due to the above mentioned acquisition of LAI. Net sales for direct mail products and services increased by 115.6% due to the above-mentioned acquisition of ADMI as well as an increase in the direct mail products and services base business of 29.1%. Net sales increased 5.1% for mailer systems from the comparable period in 1996. Net sales increased 9.6% for custom envelopes from the comparable 1996 period. The custom envelope increase in net sales was due to an increase in units shipped partially reduced by a reduction in the average unit selling price.

Gross profit for the three month period ended September 30, 1997 increased $2.5 million to $15.5 million, or 19.2%, from the comparable 1996 period. This increase is mostly attributable to the increase in net sales of $11.8 million. Gross profit, as a percentage of net sales, decreased to 29.9% for the three month period ended September 30, 1997 from 32.5% for the comparable 1996 period.

Selling and administrative expenses for the three month period ended September 30, 1997 increased $1.6 million to $11.3 million, or 16.5%, from the comparable 1996 period. The increase in these costs is attributable primarily to the amortization of certain intangible assets recorded in conjunction with the above mentioned acquisitions and the increase of certain variable costs due to the increase in net sales discussed above. Also, selling and administrative expenses, as a percentage of net sales, decreased to 21.8% for the three month period ended September 30, 1997 from 24.3% for the comparable 1996 period.

Operating income for the three month period ended September 30, 1997 was $4.2 million or 8.2% of net sales as compared to $3.3 million or 8.1% of net sales for the comparable 1996 period. The increase in operating income is due to the increase in gross profit partially offset by the increase in selling and administrative expenses.

Net interest expense for the three month period ended September 30, 1997 was $3.5 million or 6.8% of net sales as compared to $3.3 million or 8.2% of net sales for the comparable 1996 period. The increase in net interest expense is due primarily to the increased borrowing on the line-of-credit to fund the acquisition of LAI. The weighted average interest rate for the three months ended September 30, 1997 was 11.6% as compared to 12.7% for the comparable 1996 period.

Income tax expense for the three month period ended September 30, 1997 was $126,000 as compared to an income tax benefit of $8,000 for the comparable 1996 period, resulting in an effective tax rate of 17.6% and 36.4%, respectively.

EBITDA for the three month period ended September 30, 1997 was $7.4 million or 14.3% of net sales, as compared to $5.5 million or 13.7% of net sales for the comparable 1996 period. The increase in EBITDA is due to the increase in operating income and the increase in non-cash depreciation and amortization.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996.

Net sales for the nine month period ended September 30, 1997 increased $66.7 million to $138.4 million, or 93.0%, from the comparable 1996 period. The overall increase in sales was due to the acquisitions of Transkrit, LAI and ADMI. Net sales for direct mail products and services increased 148.0% due to the above-mentioned acquisitions of ADMI and Transkrit as well as an increase in the direct mail products and services base business of 15.6%. Net sales for custom envelopes increased $.6 million to $38.2 million or 1.5% from the comparable 1996 period. The increase in net sales for custom envelopes has been impacted by an increase in units shipped partially offset by a reduction in the average unit sales price. The custom envelope increase reflects a focus on contract volume business.

Gross profit for the nine month period ended September 30, 1997 increased $21.9 million to $41.4 million, or 112.3%, from the comparable 1996 period. Gross profit, as a percentage of net sales, increased to 29.9% for the nine month period ended September 30, 1997 from 27.2% for the comparable 1996 period. The increase in gross profit is due to additional variable margin contributed as the result of the $66.7 million increase in net sales discussed above.

Selling and administrative expenses for the nine month period ended September 30, 1997 increased $16.1 million to $32.4 million, or 98.8%, from the comparable 1996 period. Selling and administrative expenses, as a percentage of net sales, increased to 23.4% for the nine month period ended September 30, 1997 from 22.7% for the comparable 1996 period. The increase in these costs is attributable to the amortization of certain intangible assets recorded in conjunction with the above mentioned acquisitions and the increase of certain variable costs due to the increase in net sales discussed above.

Operating income for the nine month period ended September 30, 1997 was $9.0 million or 6.5% of net sales, as compared to $3.2 million or 4.5% for the comparable 1996 period. The increase in operating income is due primarily to the increase in gross profit partially reduced by the increase in selling and administrative expenses.

Interest expense for the nine month period ended September 30, 1997 was $10.1 million or 7.3% of net sales, as compared to $4.7 million or 6.5% of net sales for the comparable 1996 period. The increase in interest expense is due to the issuance of the Senior Notes to fund the acquisition of Transkrit and the increased borrowing on the line-of-credit to fund the acquisition of LAI. The weighted average interest rate for the nine month period ended September 30, 1997 was 12.1% as compared to 13.0% for the comparable 1996 period.

Income tax benefit for the nine month periods ended September 30, 1997 and 1996 was $.4 million and $.3 million, respectively, resulting in effective tax rates of 32.0% and 37.8%, respectively. As of December 31, 1996, the Company's tax net operating loss carryforward was $8.6 million.

EBITDA for the nine month period ended September 30, 1997 was $18.0 million or 13.0% of net sales as compared to $7.6 million or 10.6% of net sales for the comparable 1996 period. The increase in EBITDA is due to the increase in operating income and the increase in non-cash depreciation and amortization.

                        LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $4.8 million and $9.1 million for the nine month periods ended September 30, 1997 and 1996, respectively. The decrease in the net cash provided by operating activities is mostly due to the $10.0 million increase in working capital partially offset by the $5.6 million increase in operating income before non-cash charges and realized gain on disposals. The increase in working capital is due primarily to the acquisitions of LAI and ADMI, and to a lesser extent, seasonality.

Net cash used in investing activities was $40.6 million and $81.0 million for the nine month periods ended September 30, 1997 and 1996, respectively, primarily related to the purchase of LAI and ADMI in 1997 and Transkrit in 1996.

Capital expenditures, excluding acquisitions (but including payments under capital leases), were $6.4 million and $2.1 million for the nine months ended September 30, 1997 and 1996, respectively.

Net cash provided by financing activities was $35.9 million and $75.6 million for the nine months ended September 30, 1997 and 1996, respectively. The net cash provided by financing activities for the nine month period ended September 30, 1997 is primarily attributable to the $12.3 million borrowed on the Company's revolving loan facility used to acquire LAI and to fund working capital requirements and the $23.3 million capital contribution from AHI used to purchase ADMI. The net cash provided by financing activities for the nine month period ended September 30, 1996 is primarily attributable to the $100 million of Senior Notes raised to retire certain long-term and subordinated debt instruments and to acquire Transkrit.

The Company has up to $25 million of available borrowings from its senior secured revolving loan facility (the "Revolving Loan"), as amended. Borrowings on the Revolving Loan are limited to certain levels of receivables and inventories. As of September 30, 1997, the outstanding balance and availability on the Revolving Loan was $12.3 million and $12.7 million, respectively.

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

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

No reportable developments occurred in Legal Proceedings during the quarter ended September 30, 1997.

     Item 2.  Changes in Securities - None.

     Item 3.  Defaults upon Senior Securities - None.

     Item 4.  Submission of matters to a vote of Security Holders - None.

     Item 5.  Other Information - None.

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

                              AMERICOMM DIRECT MARKETING, INC.


Date: November 14, 1997  /s/  Robert M. Miklas
                         Robert M. Miklas
                         President and Chief Executive Officer
                         (Principal Executive Officer)

Date: November 14, 1997  /s/  Robert B. Webster
                         Robert B. Webster
                         Executive Vice President and Chief Financial Officer (Principal Financial Officer)