Form 10-K
NATIONAL FIBERSTOK CORP
filed 1998-03-31
CIK 1018912

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 31, 1998

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
(MARK ONE)
/ X /  ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 1997

                                       OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NUMBER 333-8925

                        AMERICOMM DIRECT MARKETING, INC.
                          5775 PEACHTREE DUNWOODY ROAD
                                   SUITE C-150
                             ATLANTA, GEORGIA 30342
                                 (404) 256-1123

INCORPORATED IN DELAWARE                                    IRS EMPLOYER
                                                   IDENTIFICATION NO. 23-2574778

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

TITLE OF EACH CLASS                               NAME OF EACH EXCHANGE ON: NONE
11 5/8% $100,000,000 SENIOR UNSECURED NOTES


       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT : NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. X YES    NO.
                                  ---    ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. ( )

THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $46,178,412 BASED UPON THE PRICE AT WHICH THE OUTSTANDING COMMON STOCK WAS ORIGINALLY ISSUED.

AS OF DECEMBER 31, 1997, THERE WERE 283,807 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.01 PER SHARE OUTSTANDING.

ITEM 1.  BUSINESS

     THIS REPORT ON FORM 10-K (THE "REPORT") CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933. DISCUSSIONS CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN ITEMS 1, 3 AND 7 HEREOF, AS WELL AS WITHIN THIS REPORT GENERALLY. IN ADDITION, WHEN USED IN THIS REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF FLUCTUATIONS IN THE COST OF PAPER AND OTHER RAW MATERIALS USED BY THE COMPANY, CHANGES IN THE ADVERTISING AND PRINTING MARKETS, THE FINANCIAL CONDITION OF THE COMPANY'S CUSTOMERS, THE CONDITION OF THE UNITED STATES ECONOMY AND OTHER MATTERS SET FORTH IN THE REPORT. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE
FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.


GENERAL

     The following summary is qualified in its entirety by, and should be read in conjunction with, the more detailed information and financial data, including the financial statements and notes thereto, appearing elsewhere in this Form 10-K. Unless otherwise stated in this document, references to (a) "the Company" shall mean AmeriComm Direct Marketing, Inc., a Delaware corporation, (b) "Transkrit" shall mean the former Transkrit Corporation, and its subsidiaries which were acquired on June 28, 1996, (c) "LAI" shall mean the former Label America, Inc., which was acquired on February 21, 1997,(d) "ADMI" shall mean the former AmeriComm Direct Marketing, Inc., which was acquired on April 24, 1997.

     The Company believes it provides a comprehensive offering of products and services that encompass each stage of the direct mail marketing process, including the identification of target audiences, information processing and database management, printing, production and lettershop services and fulfillment and response analysis. In addition, the Company produces a broad range of products which are customized to target direct mail customers, including custom pressure sensitive labels, custom envelopes and impact and non-impact mailers. The Company's products are grouped into four principal business areas that accounted for the following percentages of 1997 net sales: direct mail products and services (21%), impact and non-impact mailers (26%), custom pressure sensitive labels (27%) and custom envelopes (26%).


HISTORY

     AmeriComm Direct Marketing, Inc. (the Company) was formed in 1989 as National Fiberstok Acquisition Co. ("NFAC") by McCown De Leeuw, a private investment firm specializing in buying and building middle market businesses. On September 18, 1989, NFAC purchased the assets and assumed the liabilities of National Fiberstok Corporation ("NFC"), a manufacturer of custom file folders. NFAC was organized solely for the purpose of acquiring the net assets of NFC. Subsequent to the acquisition, NFAC changed its name to NFC. Since its inception, the Company has pursued an acquisition strategy aimed at creating a leading manufacturer of custom paper-based communication products targeting the direct mail and transaction processing industries. In 1992, the Company acquired Diversified Assembly, Inc., a manufacturer of expanding envelopes, pockets, wallets and other products for the professional office, and also acquired Double Envelope Corporation, a manufacturer and distributor of custom envelopes, catalog bind-in order forms and pressure sensitive labels. The Company, simultaneous with the acquisition of Double Envelope Corporation, became the sole subsidiary of DEC International, Inc., the former name of its holding company. In 1996, the Company purchased Transkrit Corporation and its subsidiary Label Art. Transkrit, founded in 1938, is a manufacturer and distributor of direct marketing products, mailer forms and systems, as well as custom pressure sensitive labels. In 1997, the Company expanded its pressure sensitive label product line and geographic coverage with the purchase of Label America, Inc., a producer of custom thermal and laser labels. Later in 1997, the Company acquired AmeriComm Direct Marketing, Inc., a direct mail marketing products and service provider with national coverage.

     The Company has four principal product lines: direct mail products and services, mailers, custom pressure sensitive labels and custom envelopes. The following table summarizes the company's historical net sales by product line (in thousands):

                                                                      Fiscal Year Ended December 31
                                                                 1995              1996              1997
Direct Mail Products and Services                             $13,087           $16,829           $39,172
Mailers                                                             -            23,396            50,139
Custom Pressure Sensitive Labels                                3,643            21,276            51,049
Custom Envelopes                                               54,527            49,841            50,731
                                                      ================ ================= =================
                                                              $71,257          $111,342          $191,091
                                                      ================ ================= =================



MARKET BACKGROUND

     MARKET DATA USED THROUGHOUT THIS REPORT WAS OBTAINED FROM INDUSTRY PUBLICATIONS AND INTERNAL COMPANY ESTIMATES. WHILE THE COMPANY BELIEVES SUCH INFORMATION IS RELIABLE, THE ACCURACY OF SUCH INFORMATION HAS NOT BEEN INDEPENDENTLY VERIFIED AND CANNOT BE GUARANTEED.


DIRECT MAIL INDUSTRY

     Direct marketing has become an increasingly important marketing, advertising and sales promotion medium and an integral component of many companies' overall marketing programs. Direct marketing programs are delivered to a targeted audience through a variety of channels, including direct mail, telemarketing, print, radio and television. As consumer data and marketing analyses have become more sophisticated, advertisers have been able to precisely target specific audiences using database marketing techniques. As a result, advertisers have used a greater number of more customized, feature-oriented marketing campaigns. Manufacturers and fulfillment providers, such as the Company, have capitalized on this industry trend as marketers have demanded more specialized products and have outsourced the execution of these campaigns.

     Direct mail is the second largest direct marketing segment (after telemarketing) with 1996 revenues of approximately $36.5 billion, representing approximately 24% of total industry expenditures. Over the past five years, direct mail expenditures have grown at a compound annual rate of approximately 6%.

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

     The Company offers a selection of products, including catalog bind-in order forms, advertising inserts and self mailers, which are sold exclusively to the direct mail segment of the direct marketing industry. The Company also provides direct mail services, which include personalization, addressing and mailing. To complement these direct marketing products and services, mailers, envelopes and labels produced by the Company are customized and sold for use in direct marketing applications.


MAILER INDUSTRY

     The Company competes in the U.S. mailer market, which includes both impact mailers and non-impact mailer systems ("laser forms"). Mailers are used by a wide variety of businesses and organizations as a substitute for the most commonly used mailing method, a printed flatsheet which is folded and inserted into an envelope. Because of their convenience and cost advantages, mailers are widely used for the preparation and mailing of invoices, payroll checks, account and direct deposit statements, W-2 forms and university grade reports. Management believes that mailers are also popular with direct marketers due to the cost effectiveness of this form of solicitation.

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

     Impact mailers are an integrated mailing package with addresses and other data printed inside the package using built-in carbonized paper and an impact printer. With management estimated annual revenues of $160 million, this market has a core group of customers who use impact mailers for the preparation and mailing of payroll checks, vendor payments, direct deposit statements, collection notices, medical and utility bills and tax notices. Since the early 1990's, the impact mailer market has decreased in size due to the rapid growth of laser, inkjet and other non-impact printers which are not compatible with impact mailers. This contraction in the impact mailer market has resulted in industry consolidation. Management believes that the decline in this market will continue, and that the exit of certain manufacturers provides further consolidation opportunities for focused competitors such as the Company.

     Responding to the changes in office printing technology, a small number of manufacturers, including the Company, have developed mailers which are compatible with laser and other non-impact printer systems. Unlike impact mailers, non-impact mailers are typically sold as an integrated system that combine mailer forms and dedicated and patented folding and sealing equipment. The non-impact mailer offers the cost advantages and convenience of a mailer form and the versatility and image quality of a laser printed product. Non-impact mailers have experienced rapid acceptance for the preparation and mailing of payroll checks, vendor payments, direct deposit statements and university grade reports. Management believes that non-impact mailer technology provides an attractive alternative to traditional mailing methods.


PRESSURE SENSITIVE LABEL INDUSTRY

     Management estimates that the total U.S. label market (excluding non-customized labels sold primarily in office supply stores) had 1996 revenues of approximately $8.2 billion. The pressure sensitive label segment had estimated 1996 revenues of $3.7 billion, representing approximately 45% of the overall U.S. label market. The Company competes in this segment and according to an October 1996 survey contained on Business Forms, Labels and Systems, the Company is the largest manufacturer selling custom pressure sensitive labels to independent distributors. The other major segment, glue-applied labels, had estimated 1996 revenues of $4.1 billion, representing approximately 50% of the overall market. Management estimates that the more mature glue applied label segment is growing at approximately 2% annually, while the pressure sensitive label market is growing at approximately 7% annually. The rapid growth in this market is believed to be attributable to several advantages pressure sensitive labels have over traditional glue-applied labels, such as reduced wrinkling and superior adhesion and durability.

     A number of other factors are believed to have contributed to the rapid growth of pressure sensitive labels including: (i) new government regulations requiring an increase in the amount of information displayed on consumer and industrial products, including food, bulk chemicals, household appliances and automobiles; (ii) increased use of bar-coding to track retail sales of consumer products and business inventories in a wide variety of manufacturing industries;
(iii) continued demand from businesses of all types for targeted promotional material; and (iv) continued need for manufacturers to reduce potential product liabilities by providing consumers with more information on the proper usage of products. Pressure sensitive labels are used by virtually all industries, including airlines (baggage tags), automotive (warning labels), consumer durables (operating instructions and warnings), food and beverage (product labeling), health and beauty (product labeling), household chemicals (product labeling and warnings), industrial chemicals (hazard warnings), pharmaceutical (dosage information), retail (price and inventory data) and transportation and distribution (logistics).

     The pressure sensitive label industry is served by approximately 2,000 manufacturers, most of whom operate one production facility and maintain close relationships with local and regional customers. The fact that many pressure sensitive label customers are accustomed to conducting business with local manufacturers has contributed to the fragmentation of the industry. Due to significant economies of scale achieved through consolidation, however, national manufacturers have acquired small regional firms and integrated them into national networks.

CUSTOM ENVELOPE INDUSTRY

     In 1996, the custom envelope market accounted for 59%, or $1.9 billion, of the overall $3.2 billion U.S. envelope market. Custom envelopes are distinguished from commodity envelopes by design, printing and other finishing features which are tailored to specific customer needs. Custom envelope features include special shapes, labels, multiple windows and flap lengths, often designed for comparability with specific direct-mail insertion equipment, and a large variety of paper and printing options designed to meet specific customer needs. Major customers in the custom envelope segment include direct mail firms, financial institutions, publishers, utilities and businesses using the mail for billing and advertising purposes. Due to the specific value-added features of custom envelopes, including complex graphics and envelope enhancements, products generally have a higher average selling price, higher gross margins and are sold to customers under one to three year fixed term contracts.

     Manufacturers of custom and specialty envelopes are generally separated into two groups. The first group is composed of a small number of large multi-plant companies with sales in excess of $50 million who produce both commodity and custom envelopes for the national market or large regional markets. The rest of the market consists of smaller one-plant manufacturers with sales ranging from $5 million to $25 million and which produce custom envelopes for local and regional customers.

PRODUCTS AND SERVICES

DIRECT MAIL PRODUCTS AND SERVICES.

     The Company provides customers with direct mail products and services including mail list preparation, name selection, marketing data base warehousing and maintenance, demographic modeling and mining of marketing databases, art and copy preparation, prepress services, printing, printed personalization, addressing, stuffing, labeling and mail sorting, bundling and logistic services. The Company also offers a selection of products sold exclusively to the direct mail industry, which include catalog bind-in order forms, advertising inserts and self mailers. The Company's mailers, envelopes and labels are also extensively customized and sold for use in direct mail applications.

     The primary end use markets for the Company's direct mail products and services are retail, catalog merchandisers, financial services and publishing. The Company's direct mail customers include Macy's, Harris Publishing, Cox Communications, Bear Creek Direct (Harry & David), Frederick's of Hollywood, Inc., the American Red Cross and American Bankers Insurance Group. The Company believes that its array of products and services to the direct mail industry is extensive.

MAILER PRODUCTS.

     The Company believes that it is a leading U.S. manufacturer of spot carbon impact mailers and believes it has the largest installed base of laser and other non-impact printer compatible mailer systems with approximately 1,800 units. Impact mailers are ready-to-mail, multi-part forms, which are widely used to print correspondence such as account statements, invoices, tax notices, utility bills and medical bills without opening or sealing the envelope. Non-impact mailers are laser printer compatible self-mailer forms which are printed, folded, sealed and mailed as payroll checks, direct deposit statements and vendor remittances. Sales of the Company's non-impact mailers are experiencing rapid growth due to the proliferation of laser and inkjet printers and the cost effectiveness of mailers versus traditional fold and insert mailing methods.

     Since 1968, when the Company began manufacturing impact mailers, the Company has been a leader in the development of mailer technology and, at December 31, 1997, held patents valued at approximately $16.3 million. In 1987, the Company introduced the patented InfoSeal(R) self-mailer system, which led the industry in the development of laser printer compatible mailers. InfoSeal(R) is an integrated, turn-key mailer system utilizing a patented form which is printed and then processed by dedicated equipment that moistens an adhesive and folds the form into a one-piece mailer. The Company believes that the InfoSeal(R) system has the largest installed base of dedicated self-mailer office equipment with over 1,800 units installed. Competitive mailer systems are available in the market which utilize more expensive pressure seal or more maintenance intensive glue vat systems. The Company's ability to produce mailers in all popular sizes and with a wide variety of custom features enables it to offer a broad line of high quality stock and custom mailers.


CUSTOM PRESSURE SENSITIVE LABELS.

     According to an October 1996 survey contained in Business Forms, Labels and Systems (the "1996 Survey"), the Company is the largest U.S. manufacturer of custom pressure sensitive labels sold through independent distributors, as measured by revenues. In this segment, the Company competes with other larger national manufacturers who are dominant in other channels, particularly in the direct sales distribution channel. The Tag and Label Manufacturers Institute estimates that the pressure sensitive label market is growing at a compound annual rate of approximately 7%, and the Company's custom pressure sensitive label products, including the acquisition of LAI, achieved compound annual net sales growth of 9%, over the past five years.

     The Company believes it differentiates itself from its competitors by offering a variety of customized value-added label products aimed at short and medium-run customers. Operating out of four strategically located manufacturing facilities, the Company offers a variety of value-added products aimed at short and medium-run customer orders. Management believes that the Company is recognized in the industry for its high quality products, excellent customer service and an ability to respond quickly to time-sensitive customer orders. The Company introduced Label Launch(TM) service in 1996, an online software application which enables pressure sensitive label customers to electronically process orders and transfer artwork directly to the Company's facilities, thereby reducing pre-press set up time, order entry and shipping costs. The Company also provides national 24-hour order processing for short production runs requiring rapid turnaround.

     The Company's custom pressure sensitive label products are used by a wide range of businesses and institutions in numerous end-use applications, including mailing labels, promotional literature, inventory routing, packaging and retail pricing. The Company's largest end-user markets are the retail, food and beverage, health and beauty, toy manufacturing and chemical industries. The Company's customers include distributors such as Bank-N-Business Forms, Taylor Business Products and Standard Forms, Inc. Direct customers include the Paralyzed Veterans of America, Boston Scientific Corporation, Sterilite, Inc. and USA Today. No single customer represented greater than 10% of the Company's 1997 custom pressure sensitive label net sales.

CUSTOM ENVELOPES.

     According to the Envelope Manufacturers Association (the "EMA"), the Company is the second largest U.S. supplier of custom envelopes in the growing Southeastern regional market (which currently represents approximately 13% of the overall custom envelope market) as measured by revenues. The Company has focused on the high value-added specialty segments of the envelope market, placing particular emphasis on the direct mail and photo-finishing industries, where management believes the Company has established a leadership position. Almost all of the Company's envelope products are specially printed or manufactured to end-user specifications and have higher margins than plain commodity envelopes. The Company also produces custom expanding envelopes, pockets, wallets and other products for the professional office. These products are hand assembled, medium to large sized folders used to file legal documents or store and carry artwork.

     From its four production facilities,  the Company manufactures in excess of
2.5 billion envelopes per year. Net sales of the Company's custom envelopes have increased at a compound annual growth rate of approximately 2% over the past five years. The Company competes in this market with many small regional suppliers and several larger national manufacturers.

SALES, DISTRIBUTION AND MARKETING

DIRECT MAIL PRODUCTS AND SERVICES

     The Company sells its direct mail products and services primarily through a direct sales force consisting of 30 sales representatives and eight sales managers, which are allocated amongst three operating divisions. In addition to these divisional resources, the Company has recently initiated the creation of a national sales force which will be responsible for selling multi-component direct mail packages from across the Company's four business units to national accounts. As of December 31, 1997, this national sales force included a Vice President of Sales and Marketing and one national account representative. The Company expects to add between two and four additional account representatives in the next twelve months.

     In addition to these direct selling resources, the Company operates a centralized customer service hub in Roanoke, Virginia for direct mail sales quotation and order processing. This customer service hub is comprised of two managers and thirteen customer service representatives.

     The Company had in excess of 1,400 active direct mail customers as of December 31, 1997.

MAILER PRODUCTS

     The Company markets mailers to approximately 5,000 independent distributors across the U.S. through seven regional sales managers. Distributors, in turn, sell these products to the end user. In 1997 independent distributors accounted for approximately 90% of the Company's mailer product net sales with the balance sold directly to major direct manufacturers and end-use customers. In addition to the independent distributor network, the Company benefits from the marketing efforts of its corporate partners--the Xerox Corporation, Wallace Computer Services, Inc. and Tab Products Co. The Xerox Corporation's Supplies Group has selected the Company's InfoSeal(R) system as the only non-impact mailer system to be marketed by its sales force. Likewise, Wallace Computer Services Inc. introduced the product as their exclusive one-piece laser compatible mailer system. InfoSeal(R) equipment for high and medium volume users is marketed by Tab Products Co. which manufactures the machines.

CUSTOM PRESSURE SENSITIVE LABELS

     The Company markets its custom pressure sensitive labels to both independent distributors and directly to end-users. Over the past 24 months the Company has conducted business with approximately 26,000 independent distributors, such as business forms companies, printing brokers, printers and quick printers. Sales to independent distributors collectively accounted for 54% of 1997 net sales with the top 20 distributor accounts accounting for 9% of 1997 custom pressure sensitive label net sales. Direct sales customers constitute the remaining 46%.

CUSTOM ENVELOPES

     Due to the exacting specifications and high volume requirements of the custom envelope customer, the Company sells these products directly to end-users. The Company maintains a 28 person sales force which primarily covers the Southeastern U.S. and averages 12 years of industry experience. These sales people receive commissions determined by the relationship between selling price and estimated full production cost. The Company maintains a diverse customer base with the top 20 envelope accounts providing 48% of total 1997 envelope net sales. Expanding envelopes, pockets and wallets are sold primarily through independent distributors due to the smaller order size, which is typical of sales of these products.


MANUFACTURING

DIRECT MAIL PRODUCTS AND SERVICES

     Direct mail products and services are supplied from seven facilities located strategically near major originators of direct mail campaigns. Three of these facilities, in Kentucky, Colorado and Virginia, are full-service plants with database, lettershop, mailing and fulfillment capabilities. A fourth facility in New Jersey, houses a large data management and analysis center as well as senior sales executives responsible for key New York City accounts. The other three plants are all located in Roanoke and Salem, Virginia, and produce custom and specialized direct mail pieces in a variety of formats.

     Equipment utilized by this business unit includes mainframe computers and client/server networks for database management and analysis, hot and cold sheet-fed and continuous laser printers for variable imaging of letters, letter mail package inserts and personalized labels, Electron Beam Imaging for collated mailer products, impact printers for collated mail personalization, sheet and web offset high-color printing presses, collators and off-line finishing equipment capable of producing value-added features, ink-jet printers for address personalization of letters and other mail pieces, applicators for addressed and pre-sorted labels, and multistation inserters for letter mail packages.

CUSTOM PRESSURE SENSITIVE LABELS

     Pressure sensitive labels are produced in four facilities located in Fort Smith, Arkansas, San Carlos, California, Wilton, New Hampshire and Tucker, Georgia, which are strategically positioned throughout the U.S. These plants incorporate 29 traditional high speed flexographic presses ranging in web width from 6.5" to 18", which produce a full complement of label graphics, including process printing and foil stamping. All but one of these plants is equipped to meet quick response label orders and utilize 10 highly customized letter presses designed to cost effectively produce labels in small order quantities with fewer colors. The Company believes its manufacturing expertise and high quality standards allow it to serve highly prestigious customers with rigorous quality specifications and manufacturing tolerance.

MAILER PRODUCTS

     Mailers are produced in three facilities located in Roanoke, Virginia, Fort Smith, Arkansas and Sparks, Nevada, thereby allowing cost-effective national distribution. In total, these facilities utilize 20 web offset presses ranging in width from 20.5" to 30.5" to create rolls of printed materials. This printed material is then further converted on 18 highspeed collators into multiple ply mailer sets. Additional major pieces of equipment in these plants include three MICR encoders, two integrated self label converting lines and five InfoSeal(R) converting lines, one of which is a fully integrated printing and converting line.

CUSTOM ENVELOPES

     Custom envelopes are produced in three plants located throughout the Company's core Southeastern U.S. regional market in Gainesville, Florida, Louisville, Kentucky, and Roanoke, Virginia. Production equipment at the three envelope plants includes eight high-speed web folding machines with in-line flexographic printing capacity which can produce finished, customized envelopes in one pass. In addition, these plants house 43 folding machines which convert die-cut blanks into finished envelopes. Other equipment includes computer controlled high-speed die-cutters and a variety of off-line printing equipment, including pressure sensitive label applicators.

     Custom expanding envelopes, pockets, wallets and other products fir the professional office are produced at the Diversified Assembly facility in Austell, Georgia, which incorporates a wide array of specialized die-cutters and assembly equipment. At the end of 1996, the Company entered into an outsourcing manufacturing arrangement with one of the largest envelope producers in Mexico. The Company provides the technology and ships material to the partner in Mexico, which manufactures over one million expanding envelopes for the Company for sale in the U.S. market.

     All of the Company's direct mail, mailer and pressure sensitive label facilities are supported by state of the art, electronic pre-press capabilities. These services are also available to the Company's custom envelope plants via electronic file transfer on the Company's frame relay based intranet. The Company's pre-press design capability is composed of Apple MacIntosh and Mecca hardware architecture.

SUPPLIERS

     The Company has a broad base of high quality, national suppliers. The primary raw materials used by the Company are uncoated and coated papers, plastic films, inks and adhesives.

     Paper is the Company's single largest raw material, representing approximately one half of the Company's costs of products sold in 1997. Union Camp Corp., International Paper Co., Georgia-Pacific Corp., Kimberly-Clark Corp. and Appleton Paper are the largest paper suppliers for the Company's transactional mailers, direct mail products and custom envelopes. In 1997, the Company purchased paper from more than eleven major suppliers and several major paper merchants. The Company's custom pressure sensitive label business purchases paper and other key substrates from Fasson and Flexcon Inc.

     Paper has a historical pattern of cyclical price change based upon industry capacity versus market demand. Supply has historically been available; however, during periods of increased economic activity and resultant low inventory levels, paper companies tend to place customers on allocation, which limits the short term supply available. Prices during these periods tend to increase. The Company maintains multiple sources of supply in all grades of paper which limits the risk of paper shortage due to isolated paper plant shut-downs and which provides alternate sources during allocation periods. Because the Company's customer quotations are honored for a period of 30 days from quotation, the Company historically has been able to pass paper price increases to its customers. In addition, the Company's sales contracts generally contain provisions permitting escalation of prices based upon increases in the underlying paper cost.

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

DIRECT MAIL PRODUCTS AND SERVICES

     Direct mail products and services are sold primarily directly to end-users. Competitors range from smaller, single-plant operations that provide individual products or services (such as data processing, printing, binding or lettershop capabilities), to larger companies which offer greater breadth. Included in this latter group are MetroMail, Harte Hanks, Webcraft Technologies (Big Flower Press), Communicolor (the Standard Register Company) and ColorForms (Wallace Computer Services, Inc.). While these larger competitors offer several direct mail products and services, each typically competes with the Company on only a segment of the Company's extensive product line. Furthermore, management believes that many of the Company's larger competitors are organized to process larger volumes and are, therefore, less competitive in the medium-size runs which are the focus of the Company's strategy.

MAILER PRODUCT

     Impact mailers are sold through two principal distribution channels, direct to customers and to independent distributors. The Company's primary competitors in the distributor channel include Poser Business Forms (Mail Well, Inc.), Goodwin Graphics and Perry Printing Company. The direct channel is dominated by large manufacturers, which include Wallace Computer Services, Inc., Moore Corporation Limited, Uarco Business Forms and the Standard Register Company. These manufacturers generally maintain long term relationships and tend to offer a full range of business form products, with mailers generally representing a small percentage of total sales to customers.

     The non-impact mailer market is comprised of three primary competitors: the Company, Moore Corporation Limited and the Standard Register Company. These three competitors offer self-mailer systems, that consist of one piece forms and dedicated folder/sealer equipment All three companies target medium and high-volume customers.

     Management believes that the Company, through its patented InfoSeal(R) system, has the largest number of non-impact self-mailer installations with over 1,800. The Company has recently developed a patented low cost desktop folder/sealer machine to specifically address the low volume small business segment. Management believes that it is the first manufacturer to develop a self-mailer system targeting small businesses and satellite offices of large companies.

CUSTOM PRESSURE SENSITIVE LABELS

     Competitors in the custom label market sell their products either directly to end-use customers or to independent distributors. These companies primarily produce stock labels but also compete in the market for custom labels. The Company is recognized as the market leader in the independent distribution channel. Major competitors in this highly fragmented channel include Discount Labels, Inc. (American Business Products), Data Labels, Inc., Continental Datalabel, Inc., Rittenhouse, Inc. and Lancer Labels, Inc. Competitors in this channel are typically small regional, privately-owned operators with a single production facility. Those competitors that sell directly to end-users include the Standard Register Company, Moore Corporation Limited, Uarco Business Forms and Wallace Computer Services, Inc.

CUSTOM ENVELOPES

     Due to the high bulk and weight characteristics of envelopes, transportation and freight costs are generally an important component of the total cost of envelope production. With transportation costs typically accounting for 3% of total envelope production costs, long distance trade is often limited to high value-added products. As a result, envelope manufacturers generally focus production facilities on immediate regional markets. According to the EMA, the Company had approximately 13% market share of the custom envelope market in the Southeastern U.S during 1997. The Company's major competitors in this region are Atlantic Envelope Co. (National Service Industries, Inc.), Tri State Envelope Corp., Oles Envelope Corp. and, to a lesser extent, Mail-Well, Inc. and Westvaco Corp. Like the Company, most of these competitors maintain an in-house sales force.

EMPLOYEES

     As of December 31, 1997, the Company employed approximately 1,834 people, of which 1,309 work in manufacturing facilities, 310 work in sales/service functions, 208 work in administration and 7 work in corporate functions. None of the Company's employees are unionized, and the Company believes relations with employees are good.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

     Like similar companies, the Company's operations and properties are subject to a wide variety of federal, state and local laws and regulations. These laws and regulations govern the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees. As such, the nature of the Company's operations exposes it to the risk of claims with respect to environmental protection and health and safety matters and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims.

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


ITEM 2.  PROPERTIES

     As of December 31, 1997 the Company operated manufacturing, warehouse and distribution facilities in the US with a total floor area of approximately 998,000 square feet. Of this footage, approximately 492,000 square feet are leased and approximately 506,000 square feet are owned.

        The  following   table  describes  the   manufacturing,   warehouse  and
distribution facilities of the Company as of December 31, 1997.

                         NUMBER OF              BUSINESS        OWNED/          EXPIRATION     SQUARE FEET / $SF
LOCATION                 EMPLOYEES              UNIT1           LEASED2         OF LEASE       (IN THOUSANDS)
------------------------ ---------------------  --------------  --------------  -------------- ---------------------
ARKANSAS
         Fort Smith      220                    M, D            O                              125 /Owned
         Fort Smith      15                     L               L               12/31/1999     20 / $1.68 S.F.
CALIFORNIA
         San Carlos      62                     L               L               8/11/98        24 / $6.00 S.F.
COLORADO
         Denver          55                     D               L               4/30/2000      40 / $3.20 S.F.
FLORIDA
         Gainesville     108                    E               O                              52 / Owned
GEORGIA
         Atlanta         14                     A               L               8/31/2000      6 / $17.17 S.F.
         Austell         90                     E               L               9/1/2001       39 / $3.22 S.F.
         Tucker          108                    L               L               10/31/2003     48 / $4.29 S.F.
KENTUCKY
         Louisville      85                     E               L               3/31/2000      70 / $1.77 S.F.
         Louisville      125                    D               L               3/31/1999      98 / $2.12 S.F.
NEVADA
         Sparks          32                     M               L               11/30/1998     42 / $3.76 S.F.
NEW HAMPSHIRE
         Wilton          225                    L               O                              79 / Owned
         Amherst         15                     L               O                              2 / Owned
NEW JERSEY
         Mountainside    30                     D               L               9/14/1999      11 / $11.97 S.F.
PENNSYLVANIA
         Norristown      7                      E               L               4/30/2001      15 / $7.16 S.F.
 VIRGINIA
         Norfolk         162                    D               L               11/30/2000     52 / $3.35 S.F.
         Roanoke         243                    E, D            O                              137 / Owned
         Roanoke         231                    M, D            O                              111 / Owned
         Salem           7                      D, L            L               1/31/1998      27 / $3.25 S.F.

-------------------------------------
1.  D=Direct Mail;  E=Envelopes;  L=Labels; M=Mailers;  A=Administrative

2.  O=Owned   L=Leased


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


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OR SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     None.


ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company. The selected financial data as of and for each of the five fiscal years in the period ended December 31, 1997 were derived from the audited financial statements of the Company (in thousands except share data):

                                                                     For the year ended December 31,
                                              ------------------------------------------------------------------------

                                              1993             1994             1995             1996             1997
                                              ----             ----             ----             ----             ----
OPERATING DATA:

Net sales............................      $  64,545        $  65,998        $  71,257        $  111,342       $  191,091
Gross profit.........................         13,161           13,388           15,549           31,127           57,492
Selling, general and administrative..         12,930           12,428           13,410           25,200           44,490
Operating income (loss)..............         (2,020)          960              2,139            5,927            13,002
Interest expense, net................         2,873            2,975            3,179            8,126            13,765
Loss before income taxes.............         (4,893)          (2,015)          (1,040)          (2,199)          (762)
Income (loss) before
  extraordinary item.................         (3,550)          (2,015)          860              (1,572)          (1,350)
Extraordinary item...................         -                -                -                (798)            -
Net income (loss)....................         (3,550)          (2,015)          860              (2,370)          (1,350)
Average shares outstanding...........         284              284              284              284              284
Per share of common stock:
    Net income (loss) before
      extraordinary item.............      $  (12.50)       $  (7.10)        $  3.03          $  (5.54)        $  (4.75)
    Extraordinary item...............         -                -                -                (2.81)           -
    Net income (loss)................         (12.50)          (7.10)           3.03             (8.35)           (4.75)
Dividends declared...................         -                -                -                -                -

OTHER DATA:

EBITDA (a)...........................      $  3,610         $  4,308         $  5,159         $  12,495        $  25,456
Depreciation and amortization........         6,345            6,776            6,024            7,409            13,050
Capital expenditures.................         1,179            940              2,308            3,490            4,563
Ratio of Earnings to Fixed
  Charges (b)........................         -                -                -                -                -

BALANCE SHEET DATA (AT PERIOD END):

Working capital......................      $  7,190         $  7,202         $  7,182         $  18,840        $  26,620
Net property, plant and equipment....         11,285           9,881            10,302           47,367           51,194
Total assets.........................         39,607           37,837           38,116           133,374          177,685
Long-term debt, net of...............
  current portion....................         22,541           21,776           21,412           102,353          115,245
Common stockholder's equity..........         7,883            5,867            6,727            12,122           34,651

(a) EBITDA is defined as operating income plus depreciation, amortization, non-cash charges related to the defined benefits plans and reduced by gains on disposal of equipment and the non-cash gain due to change in vacation policy.

(b) The ratio of earnings to fixed charges is computed by adding fixed charges (interest and amortization of deferred financing costs and discounts) to income or loss before provision for income taxes and dividing that sum by the sum of fixed charges. Earnings were insufficient to cover fixed charges by $4,893, $2,015, $1,040, $2,199 and $762 for the years ended December 31, 1993, 1994,
1995, 1996 and 1997, respectively.

     On June 28, 1996, the Company acquired all of the issued and outstanding capital stock of Transkrit Corporation for $86.5 million plus transaction costs. Subsequent to the acquisition, Transkrit and all of its subsidiaries were merged into the Company. The results of operations of Transkrit have been included in the results of operations of the Company since June 29, 1996.

     On February 21, 1997, the Company acquired all of the issued and outstanding capital stock of LAI for $8.5 million, less outstanding indebtedness and certain capitalization lease obligations, plus transaction costs. Subsequent to the acquisition, LAI was merged into the Company. The results of operations of LAI have been included in the results of operations of the Company since February 22, 1997.

     On April 24, 1997, the Company acquired all of the issued and outstanding stock ADMI for $23.6 million plus transaction costs. Subsequent to the acquisition, ADMI was merged into the Company. The results of ADMI have been included in the results of operations of the Company since April 24, 1997.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     On June 28, 1996, the Company acquired all of the issued and outstanding capital stock of Transkrit Corporation for $86.5 million plus transaction costs. Subsequent to the acquisition, Transkrit and all of its subsidiaries were merged into the Company. On February 21, 1997, the Company acquired all of the issued and outstanding capital stock of LAI for $8.5 million less outstanding indebtedness and certain capitalized lease obligations plus transaction costs. Subsequent to the acquisition, LAI was merged into the Company. On April 24, 1997, the Company acquired all of the issued and outstanding capital stock of ADMI for $24.6 million plus transaction costs. Subsequent to the acquisition, ADMI was merged into the Company.

     The discussion below relates to the financial condition and results of operations of the Company, which includes the results of operations of Transkrit from June 29, 1996, LAI from February 21, 1997 and ADMI from April 24, 1997.

     The Company has four principal product lines: direct mail products and services, mailer systems, custom pressure sensitive labels and custom envelopes. The following table summarizes the Company's historical net sales by product line (in thousands):

                                                                     FISCAL YEAR ENDED DECEMBER 31,
                                                                 1995              1996              1997
Direct Mail Products and Services.................            $13,087           $16,829           $39,172
Mailer Systems....................................                  -            23,396            50,139
Custom Pressure Sensitive Labels..................              3,643            21,276            51,049
Custom Envelopes..................................             54,527            49,841            50,731
                                                      ---------------- ----------------- -----------------
                                                              $71,257          $111,342          $191,091
                                                      ================ ================= =================

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net Sales for the year ended December 31, 1997 increased $79.8 million to $191.1 million, or 71.6%, from the comparable 1996 period. The overall increase in net sales was due to the acquisitions of Transkrit, LAI and ADMI. Net sales for mailer systems products increased 114.7% or $26.8 million from 1996 to 1997 due to the Transkrit acquisition. Net sales for direct mail products and services increased 133.0% or $22.4 million due to the acquisition of ADMI. Net sales for customer pressure sensitive labels increased 141.7% or $30.4 million due to the acquisitions of LAI and Transkrit. Net sales for custom envelopes increased 2.7%, or $1.3 million from 1996 to 1997.

     Gross profit for the year ended December 31, 1997 increased $26.4 to $57.5 million, or 84.9%, from the comparable 1996 period. In addition, gross profit as a percentage of net sales, increased from 28.0% for 1996 to 30.0%. The increase in gross profit in dollars and as a percent of net sales is mostly attributable to the product lines acquired in the acquisitions of LAI and ADMI in 1997 and Transkrit in 1996.

     Selling, general and administrative expenses increased $19.2 million from 1996 to 1997 due to the acquisitions of Transkrit, LAI and ADMI. Selling, general and administrative expenses, as a percent of net sales, increased to 23.3% from 22.6% from the comparable 1996 period. The increase in selling, general and administrative expenses, as a percent of net sales, is the result of the acquisitions of Transkrit, LAI and ADMI which historically incur a higher percentage of these costs.

     Income from operations for the year ended December 31, 1997 was $13.0 million, or 6.8% of net sales as compared to $5.9 million or 5.3% of net sales for the comparable 1996 period. The increase of $7.1 million is the result of the acquisitions of Transkrit, LAI and ADMI. The increase in income from operations as a percent of net sales from 1996 to 1997 is due to the increase in gross profit from the acquired product lines reduced, to a lesser extent, by the increase in selling, general and administrative expenses. EBITDA, as a percentage of net sales, increased to 13.3% for the year ended December 31, 1997 from 11.2% for the comparable 1996 period. EBITDA for the year ended December 31, 1997 increased to $25.5 million from $12.5 million for the comparable 1996 period due to the acquisitions of Transkrit, LAI and ADMI.

     Interest expense for the year ended December 31, 1997 increased $5.7 million, or 69.4%, to $13.8 million from $8.1 million for 1996. The weighted average interest rate for the year ended December 31, 1997 was 12.3% as compared to 11.7% for the comparable 1996 period. The increase in interest expense and the weighted average interest rate from 1996 to 1997 is due to the issuance of the $100.0 million Senior Unsecured Notes on June 28, 1996.

     Income tax expense (benefit) for the years ended December 31, 1997 and 1996 was $.6 million and $(.6) million, respectively, resulting in effective tax rates of 77% and 28%, respectively. The income tax expense recorded for the year ended December 31, 1997 is primarily based upon benefiting the net loss before taxes offset by non-deductible amortization and other expenses and certain minimum state income taxes.

     As of December 31, 1997, $7.3 million of cumulative net operating loss carryforward benefits have been recognized based upon the expected reversals of temporary differences into taxable income and management's estimate of taxable income within the period prior to the expiration of the net operating loss carryforwards. The Company expects to generate taxable income prior to the expiration of the net operating loss carryforward. Taxable income of $7.3 million would have to be realized prior to the year ended December 31, 2011 to ensure realizability of the net operating loss carryforward prior to their expiration for federal income tax purposes. The cumulative net operating loss carryforward, generated from 1989 through 1996, will begin to expire in 2004 and continue through 2011.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net Sales for the year ended December 31, 1996 increased $40.1 million to $111.3 million, or 56.3%, from the comparable 1995 period. Net sales of custom envelopes decreased 8.6%, or $4.7 million from 1996 to 1995. While the average unit price for envelope sales increased .8%, the total number of units shipped decreased 11.2%. The decrease in the number of envelope units shipped is the result of a managed change in the mix of products sold and, to a lesser extent, weak industry conditions. The Company has changed the mix of products sold in the envelope business units toward value-added, higher margin products (see discussion regarding envelope gross profits below). The increase in mailer systems, direct mail products and services and custom pressure sensitive label net sales is the result of the acquisition of Transkrit Corporation. Net sales for direct mail products and services increased 20.5% or $2.7 million from 1995 to 1996. Net sales for custom pressure sensitive labels increased 484.0% or $17.6 million from 1995 to 1996.

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

     Income from operations for the year ended December 31, 1996 was $5.9 million, or 5.3% or net sales as compared to $2.1 million or 3.0% of net sales for the comparable 1995 period. The increase of $3.8 million of income from operations is the result of the acquisition of Transkrit. The increase in income from operations as a percent of revenues from 1995 to 1996 is due to the increase in gross profit from the acquired product lines reduced by, to a lesser extent, the increase in selling, general and administrative expenses. EBITDA, as a percentage of net sales, increased to 11.2% for the year ended December 31, 1996 from 7.3% for the comparable 1995 period. EBITDA for the year ended December 31, 1996 increased to $12.5 million from $5.2 million for the comparable 1995 period. The increase in EBITDA from 1995 to 1996 is the result of the acquisition of Transkrit.

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

     Income tax benefit for the year ended December 31, 1996 and 1995 was $.6 million and $1.9 million, respectively, resulting in an effective tax rate of 28% and 183%, respectively. The income tax benefit recorded in 1995 is the result of benefiting the cumulative net operating loss as of December 31, 1995 previously not recognized.

     As of December 31, 1996, $10.9 million of cumulative net operating loss carryforward benefits have been recognized based upon the expected reversals of temporary differences into taxable income and management's estimate of taxable income within the period prior to the expiration of the net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $2.0 million and $7.1 million for the years ended December 31, 1997 and 1996, respectively. The decrease in net cash provided by operating activities for the year ended December 31, 1997 is mostly attributable to the increase in net operating assets, reduced, to a lesser extent, by a lower net loss and higher depreciation and amortization when compared to the year ended December 31, 1996.

     Net cash used in investing activities was $38.9 million and $79.8 million for the years ended December 31, 1997 and 1996, respectively. The decrease in net cash used in investing activities is mostly due to the acquisitions of LAI for $9.5 million and ADMI for $25.0 million in 1997 as compared to the acquisition of Transkrit for $79.4 million in 1996.

     Capital expenditures, excluding acquisitions (but including purchases under capital leases), were $7.6 million and $6.3 million for the years ended December 31, 1997 and 1996, respectively.

     Net cash provided by financing activities was $36.2 million and $74.2 million for the years ended December 31, 1997 and 1996, respectively. The net cash provided by financing activities for the year ended December 31, 1997 is primarily attributable to the $10.8 increase on the revolving loan facility to fund the acquisition of LAI and the $23.9 million capital contribution from AmeriComm Holdings, Inc. ("AHI") to fund the acquisition of ADMI.

INFORMATION SYSTEMS AND THE YEAR 2000

     The Company's four major business segments have analyzed their exposure related to year 2000 dysfunctional coding in all software and firmware utilized. The Company expects to incur an immaterial amount of costs in 1998 to fully ensure the functional integrity of all systems by the year 2000. In addition, management believes there are no mission critical systems which would be compromised at the year 2000. The four business segments primarily rely on packaged software applications which use commercially available databases that have current software releases which are year 2000 compliant. The Company has either implemented these releases or has scheduled to implement these releases in the normal maintenance cycle during 1998.

INFLATION AND PRICE CHANGES

     The Company believes that inflation, exclusive of paper price increases, has not had a material impact on its results of operations for the three years ended December 31, 1997. The Company currently does not nor does it plan to engage in hedges to offset potential changes in the cost of paper or changes in interest rates.

     Paper is the Company's primary raw material, accounting for approximately 50% of the Company's cost of goods sold. Generally, when the price of paper decreases, the Company has a short-term opportunity to improve its operating margins due to delays in passing price reductions through to customers. However, since paper price declines tend to occur in a weak economy, net sales and operating margins may be negatively affected in the short-term since it generally takes from 30 to 90 days to realize such price declines in its pricing from vendors. In the longer-term, however, since paper price increases tend to occur in a strong economy, the Company is generally able to pass through increases in its cost of paper to customers and therefore maintain or improve operating margins.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Index to Financial Statements on page F-1 for AmeriComm Direct Marketing, Inc.'s financial statements and notes thereto included herein. All schedules have been omitted as they are not required or they are not applicable or because the information required to be presented is included in the financial statements and the related notes thereto.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following are the executive officers and directors of the Company at December 31, 1997:

                   TERM OF
NAME               OFFICE   AGE  POSITION
-----------------  -------  ---  -------------------------------------------
Robert M. Miklas      1     46   Director, President and CEO
Robert B. Webster     1     50   Executive Vice President and CFO
Thomas J. Cobery      1     51   Senior Vice President/President-Label Art
Jack Resnick          1     50   Executive Vice President/President-Transkrit
Robert D. Oliver      1     46   Senior Vice President/General Manager-Envelopes
John D. Weil          1     50   Chairman of the Board of Directors
David E. De Leeuw     1     54   Director
David E. King         1     39   Director
Glenn S. McKenzie     1     45   Director
Calvin Ingram         1     64   Director
Martin R. Lewis       1     68   Director
Timothy Beffa         1     46   Director

TIMOTHY BEFFA (46), Director of the Company since January, 1997. Mr. Beffa has been President and Chief Executive Office of Outsourcing Solutions, Inc. (OSI Holdings Corp.), a receivables management company in which McCown De Leeuw has invested, since August, 1996. From May, 1989 to August, 1996 Mr. Beffa served as president and Chief Operating Officer of DIMAC Marketing, a publicly owned direct marketing company. Mr. Beffa joined DIMAC as Senior Vice President and Chief Financial Officer. From April, 1981 to May, 1989 he was Vice President of Finance for the International Division of Pet, Inc. Prior to April, 1981, Mr. Beffa was employed by Ernst & Young.

THOMAS J. COBERY (51), Senior Vice President of the Company since June 1996. Mr. Cobery has been President of Label Art, Inc. since November 1987 till June 28, 1996 (the acquisition date of Transkrit Corporation and subsidiary by the Company). Mr. Cobery is currently President of the Tag and Label Manufacturers Institute, the major trade association for the label industry in the United States.

DAVID E. DE LEEUW (54), Director of the Company since September 1989. Mr. De Leeuw is a managing general partner of MDC Management Company II, LP, which is the general partner of McCown De Leeuw & Co. II, LP, McCown De Leeuw Associates, LP, MDC Management Company IIE, LP, McCown De Leeuw & Co. Offshore (Europe), LP, MDC Management Company IIA, LP, and McCown De Leeuw & Co. Offshore (Asia), LP He currently serves as a director of American Residential Investment Trust, Inc., Vans, Inc., Pelican Companies, MBW Holdings, Inc., OSI Holdings Corp., Nimbus CD International, Inc. and Tiara Motorcoach Corporation.

CALVIN INGRAM (64), Director of the Company since January 1995. Mr. Ingram has served as Chairman of ADMI since January 1991. Mr. Ingram also currently serves as a director of AmeriMarketing Group and Associated Premium.

DAVID E. KING (39), Director of the Company since April 1991. Mr. King is a general partner of MDC Management Company II, LP. Mr. King has been associated with McCown De Leeuw & Co. since 1990. He currently serves as a director of OSI Holdings Corp., International Data Response Corporation, Nimbus CD International, Inc., Fitness Holdings, Inc. and ASC Networks, Inc.

MARTIN R. LEWIS (68), Director of the Company since January, 1997. Mr. Lewis is the former CEO of Williamhouse-Regency, Inc. After two years with New York law firm Thayer & Gilbert and teaching at the NYU School of Law, Mr. Lewis joined the Uptown Paper & Envelope Corp., the predecessor company to The Williamhouse of Fine Converting. Mr. Lewis took the company public in 1961, and in 1967 presided over the merger with Regency Thermographers. In 1982, Mr. Lewis led a private buy out of the company and subsequently, after a recapitalization in 1986, shepherded the sale of the business to American Pad & Paper in October of 1995.

GLENN S. MCKENZIE (45), Director of the Company since October 1992. Mr. McKenzie has been President of Alpha Investments, Inc., a management consulting firm, since October 1991. He currently serves as a director of Specialty Paperboard, Inc., Nimbus CD International, Inc., Exeter Health Resources, Inc. and Tiara Motorcoach Corporation.

ROBERT M. MIKLAS (46), Director, President and Chief Executive Officer of the Company since June 1990. Mr. Miklas has been Director, President and Chief Executive Officer of AHI since June 1990. Prior to joining AHI, Mr. Miklas worked for 15 years with the consumer packaging division of the Boise Cascade Corporation and its successor owner, Sonoco Products Company.

ROBERT D. OLIVER (46), Senior Vice President. Mr. Oliver joined the Company in December 1993 as Vice President/Manufacturing. Previously Mr. Oliver was an area manufacturing manager with Graham Packaging Company, a HDPE blow molding manufacturer. Prior to joining Graham, Mr. Oliver held several operational positions with Sonoco Products Company and Boise Cascade Corporation.

JACK RESNICK (50), Executive Vice President of the Company since June 1996. Mr. Resnick was Chief Operating Officer of Transkrit from January 1991 until June 1996. Prior to joining Transkrit, Mr. Resnick worked in the direct mail marketing and business forms industry with Wallace Computer Services, Uarco Business Forms and Torrington Product Ventures, where he served as President and Vice Chairman.

ROBERT B. WEBSTER, CPA (50), Executive Vice President and Chief Financial Officer of the Company since June 1995. Mr. Webster has been the Executive Vice President and Chief Financial Officer of AHI since June 1995. Mr. Webster served as Vice President and Chief Financial Officer of Sunds Defibrator, Inc., from March 1991 to November 1994. Prior, Mr. Webster worked in the business forms and computer industry with Burroughs Corp. and Wang Laboratories, Inc.

JOHN D. WEIL (50), Chairman of the Board of Directors of the Company since October 1995. In 1995, Mr. Weil joined McCown De Leeuw & Co. as an operating affiliate to assist in portfolio management. From 1991 to 1994, Mr. Weil served as President and Chief Executive Officer of American Envelope Company. Between 1983 and 1994, Mr. Weil served as a director of the Envelope Manufacturers Association (the "EMA"), as Chairman of the EMA's Public Affairs Committee and has served on its Technical, Training, Plant Operations and Finance Committees. Mr. Weil also serves as a director of Specialty Paperboard, Inc., Tiara Motorcoach Corporation, International Data Response Corporation and Sage Enterprises, Inc.

DIRECTOR COMPENSATION

     Non-employee directors (excluding Mr. Weil, Mr. De Leeuw, Mr. King and Mr. McKenzie) of the Company receive $2,000 per meeting of the Board of Directors, $1,000 per special meeting of the Board of Directors and $500 per Committee meeting plus, in each case, reimbursement for travel and out-of-pocket expenses incurred in connection with attendance at all such meetings. Mr. Weil was an employee of the Company during 1997 and received compensation.

LATE FILINGS

     None.


ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation paid or accrued for the years ended December 31, 1997 and 1996 for the Chief Executive Officer of the Company and each of the four other most highly compensated executive officers of the Company. The compensation of Messrs. Miklas, Webster and Oliver was paid entirely by the Company and the compensation of Messrs. Resnick and Cobery was paid by Transkrit and the Company.

     Summary Compensation Table

                                                                            Long Term Compensation
                                                                            --------------------------- -------------
                                     Annual Compensation                    Awards                      Payouts
                                     -------------------------------------- --------------------------- -------------
                                                                            Restricted   Securities                   All
                                                            Other   Annual  Stock        Underlying     LTIP          Other
                                                 Bonus      Compensation    Award(s)     Options/       Payouts       Compensation
Name and Principal Position  Year    Salary ($)  ($) (1)    ($)              ($)         SARs (#) (4)   ($)           ($) (2)
---------------------------- ------- ----------- ---------- --------------- ------------ -------------- ------------- ----------
Robert M. Miklas
President & CEO              1997    222,754     -          -               -            -              -             639(3)
                             1996    190,144     -          -               -            -              -             625(3)

Robert B. Webster
Executive Vice President
and CFO                      1997    156,840     -          -               -            28,868         -             1,358(3)
                             1996    153,000     -          -               -            57,736         -             567(3)

Thomas J. Cobery (5)
Senior Vice President        1997    195,936     57,431     -               -            47,763         -             -
                             1996    184,626     27,431     -               -            47,763         1,518,300     -

Jack Resnick (6)
Executive Vice President     1997    230,409     55,072     55,250          -            58,495         -             -
                             1996    205,792     67,249     -               -            58,485         329,039       -

Robert D. Oliver
Senior Vice President        1997    119,226     8,638      -               -            -              -             294
                             1995    118,242     5,233      -               -            -              -             464

(1)   Includes amounts earned and accrued.

(2) Represents the dollar value of annual compensation not properly characterized as salary or bonus. Following Commission rules, perquisites and other personal benefits which do not exceed 25% of the total perquisites and other personal benefits for each of the named executive officers have been omitted from these footnotes.

(3) Consists of the taxable portion of group term life insurance premiums for paid by the Company.

(4) Certain employees of the Company are participants in the amended and restated AmeriComm Holdings, Inc. 1996 stock option plan.

(5) Includes bonus payments to Mr. Cobery under the Label Art, Inc. Equity Share Plan (the "Equity Share Plan"). Pursuant to the Equity Share Plan, Mr. Cobery has received 138,468 equity shares ("Equity Shares") simulating ownership in Label Art, Inc. The Equity Share Plan provides that if Label Art, Inc. declares a dividend on its common stock at any time during which a participant has been allocated Equity Shares, the participant shall receive a bonus, equal to the dividend he or she would have received if his or her Equity Shares were common stock of Label Art, Inc. The Equity Share Plan was terminated concurrently with the consummation of the acquisition of Transkrit. Mr. Cobery sold 4,898 Equity Shares back to Label Art, Inc. in February, 1994 for which he received $22,114.

(6) Includes $27,416 representing dividends on 220.5 equity shares ("Stock Credits") simulating economic ownership in Transkrit issued to Mr. Resnick under his employment agreement with Transkrit, dated January 9, 1991 (the "Employment Agreement"). As holder of Stock Credits, Mr. Resnick is entitled to receive amounts equal to the cash dividends that he would have received had he owned a number of shares of common stock of Transkrit equal to the number of Stock Credits then credited to Mr. Resnick's account. The Employment Agreement was terminated concurrently with consummation of the acquisition of Transkrit. Also includes $15,984 representing reimbursement for relocation expenses.

STOCK OPTION PLAN AND OTHER BENEFIT PLANS AND ARRANGEMENTS

     The Company does not have any stock option plans. AHI has a stock option plan in which several the Company employees participate.

AMENDED AND RESTATED AMERICOMM HOLDINGS, INC.  1996 STOCK OPTION PLAN

     AHI adopted the AmeriComm Holdings, Inc. 1996 Stock Option Plan (the "1996 Plan") on June 28, 1996, and was amended and restated by AHI on January 28, 1997. The 1996 Plan is administered by the Compensation Committee of the Board of Directors (the "Board") of AHI (or such other Board committee as may be designated by the Board) (the "Committee"). Under the 1996 Plan, the Committee may grant or award (a) stock options (which may be either incentive stock options ("ISOs"), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or stock options other than ISOs), (b) stock appreciation rights granted in conjunction with stock options or independently, (c) restricted stock, (d) bonuses or other compensation payable in stock and/or (e) other stock-based awards to executive and other key salaried employees, including officers, as well as to consultants of the Company and its subsidiaries and affiliates designated by the Committee, but excluding non employee directors and members of the Committee.

AMERICOMM HOLDINGS, INC. 1997 STOCK OPTION PLAN FOR DIRECTORS

     The AmeriComm Holdings, Inc. 1997 Stock Option Plan For Directors (the "1997 Plan") was adopted by AHI on January 28, 1997. The 1997 Plan is administered by the Board. Stock options, which are not ISO's, were granted under the 1997 Plan as of January 28, 1997, to certain members of the Board who are not eligible to participate in any plan entitling participants to acquire securities or derivative securities of the Company (and who otherwise qualify as "eligible directors" within the meaning of the 1997 Plan), who are designated in the 1997 Plan (or in a Board resolution). Such stock options may be granted by the Board under the 1997 Plan from time to time after such date to eligible directors designated by the Board to receive such options.

                                                                                       Potential
                                                                                       Realizable Value
                                              Individual Grants                        At Assumed
                           -------------------------------------------------------     Rates of
                           Number of      Percent of                                   Stock Price
                           Securities     Total Options                                Appreciation for
                           Underlying     Granted to       Exercise                    Option Term
                           Options        Participants     Price        Expiration     -----------------
                           Granted (#)    in 1996          ($/share)       Date        5% ($)    10% ($)
                           -----------    -------------    ---------       ----        ------    -------
Robert M. Miklas               -              -                  -              -           -          -
Jack Resnick               58,485            21               4.33       6/28/2006    412,501    656,839
Thomas J. Cobery           47,763            17               4.33       6/28/2006    336,878    536,422
Robert B. Webster          57,736            21               2.62(a)    6/28/2006    407,219    648,428
Robert D. Oliver               -              -                  -              -           -          -

(a) The exercise price of $2.62 is an average exercise price for the 57,736 stock options granted to Mr. Webster per the terms of Mr. Webster's employment agreement dated June 8, 1995 of which 28,868 were immediately vested on June 28, 1996 and exercised at $0.91 per share and the remaining 28,868 currently unvested options for shares of common stock of AHI with an exercise price of $4.33 per share.

RETIREMENT PLANS

     The Company sponsors two defined benefit plans, the Transkrit Corporation Employees' Pension Plan, which covers Mr. Resnick, and the Employees' Retirement Plan of National Fiberstok Corporation.

     Transkrit Corporation Employees' Pension Plan. The Transkrit Corporation Employees' Pension Plan (the "Transkrit Plan") provides an annual benefit equal to .4% of "average final compensation" multiplied by benefit service completed before July 15, 1971, plus .7% of "average final compensation" multiplied by benefit service completed after July 15, 1971, plus an additional .3% of "average final compensation" multiplied by benefit service earned while an employee of Short Run Labels, Inc., if any. Average final compensation is determined by averaging a participant's compensation for the five consecutive calendar years during the ten years immediately preceding retirement, termination of employment, or death that give the highest average. The following table gives the estimated annual benefit payable upon retirement for participants in the Transkrit Plan:

                              TRANSKRIT PLAN TABLE
                                Years of Service
               --------------------------------------------------
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

     The estimated years of credited service for purposes of calculating benefits for Mr. Resnick is five. The current amount of compensation covered by the Transkrit Plan for Mr. Resnick is $197,687.

     Benefits shown above are computed as a single life annuity beginning at age 65 and are not subject to any offset amounts.

EXECUTIVE OFFICER EMPLOYMENT AGREEMENTS

     The Company and Robert M. Miklas entered into an agreement dated as of June 28,1996 which sets forth certain terms of the employment of Mr. Miklas as President and CEO of the Company and AHI. This agreement provides for an annual base salary which may be increased pursuant to an agreed upon plan subject to the approval of the Compensation Committee of the Board of Directors of AHI and the Company. Mr. Miklas is eligible to receive bonus compensation as determined from time to time by the Board of Directors of the Company and AHI. In the event that the Company terminates Mr. Miklas' employment under certain circumstances, Mr. Miklas shall be entitled to continuation of his base compensation for a period of one year.

     The Company and Jack Resnick entered into an agreement dated as of June 28, 1996 which sets forth certain terms of the employment of Mr. Resnick as Executive Vice President of the Company and AHI and President of Chief Executive Officer--Transkrit. This agreement provides for an annual base salary which may be increased pursuant to an agreed upon plan subject to the approval of the Compensation Committee of the Board of Directors of the Company or AHI. The agreement also provides a plan under which bonus compensation is to be awarded. In the event that the Company terminates Mr. Resnick's employment under certain circumstances, Mr. Resnick shall be entitled to continuation of his base compensation for a period of one year.

     The Company and Thomas J. Cobery entered into an agreement dated as of June 28, 1996 which sets forth certain terms of the employment of Mr. Cobery as Senior Vice President of the Company and AHI and President--Label Art. This agreement provides for an annual base salary which may be increased pursuant to an agreed upon plan subject to the approval of the Compensation Committee of the Board of Directors of the Company or AHI. The agreement also provides a plan under which bonus compensation is to be awarded. In the event that the Company terminates Mr. Cobery's employment under certain circumstances, Mr. Cobery shall be entitled to continuation of his base compensation for a period of six months.

     The Company and AHI and Robert B. Webster entered into an agreement on June 8, 1995 which sets forth certain terms of employment of Mr. Webster as Executive Vice President and Chief Financial Officer of the Company and AHI. The agreement provides for an annual base salary that is subject to annual upward adjustment at the discretion of the Board of Directors of the Company and AHI. The agreement also provides for bonus compensation and stock options based upon an agreed upon plan. In the event that the Company or AHI terminates Mr. Webster's employment for any reason under certain circumstances, Mr. Webster shall be entitled to his base compensation for a period of nine months.

     The Company and Robert D. Oliver entered into an agreement on March 15, 1997 which sets forth certain terms of employment of Mr. Oliver as Senior Vice President of the Company and AHI. The agreement provides for an annual base salary that is subject to annual upward adjustment at the discretion of the Board of directors of the Company and AHI. The agreement also provides for bonus compensation based upon an agreed upon plan. In the event that the Company terminates Mr. Oliver's employment for any reason under certain circumstances, Mr. Oliver shall be entitled to his base compensation for a period of six months.

ITEM 12. SECURITY OWNERSHIP

     The authorized capital stock of the Company as of December 31, 1997 consists of 300,000 shares of common stock, par value $.01 per share, of which 283,807 shares are issued and outstanding, all of which have voting rights and are presently held by AHI.

     The authorized capital stock of AHI as of December 31, 1997 consists of (i) 4,000,000 shares of Class A common stock, par value $.0001 per share, of which 2,752,284 shares are issued and 2,690,464 shares are outstanding, and which have voting rights. In addition, AHI has issued options to purchase 265,636 shares of Class A common stock to the management and directors of AHI and the Company pursuant to the 1996 Plan and the 1997 Plan and warrants to purchase 143,589 shares of Class A common stock to certain investors, all of which are outstanding; (ii) 300,000 shares of Class B common stock, par value $.0001 per share, of which no shares are issued and outstanding, and which have no voting rights.

     The following table sets forth, as of December 31, 1997, the number and percentage of shares of AHI Class A Common Stock capital stock beneficially owned by (i) each person known to the Company to be the beneficial owner of more than 5% of any class of AHI's equity securities, (ii) each director of the Company or AHI, and (iii) all directors and executive officers of AHI as a group.

                                                                                      PERCENTAGE
                                                      AMOUNT AND                      OF AHI
                                                      NATURE OF                       CLASS A
                                                      BENEFICIAL OWNERSHIP            COMMON
                                                      OF AHI CLASS A                  STOCK
                                                      COMMON STOCK                    OUTSTANDING
McCown De Leeuw & Co. II, LP(2).....................  1,403,104                       52.15%
   c/o McCown De Leeuw & Company
   3000 Sand Hill Road
   Building 3, Suite 290
   Menlo Park, CA 94025
McCown De Leeuw Associates, LP(2)...................  755,603                         28.08%
   c/o McCown De Leeuw & Company
   30M Sand Hill Road
   Building 3, Suite 290
   Menlo Park, CA 94025
MDC/JAFCO Ventures, LP(3)...........................  52,174                          1.94%
   c/o McCown De Leeuw & Company
   3000 Sand Hill Road
   Building 3, Suite 290
   Menlo Park, CA 94025
David E. De Leeuw(4)................................  2,210,881                       82.17%
   c/o McCown De Leeuw & Company
   3000 Sand Hill Road
   Building 3, Suite 290
   Menlo Park, CA 94025
Glenn McKenzie......................................  9,294                           0.35%
   24 Beach Plum Way
   Hampton, NH 03842
Linchmen & Co.......................................  202,433                         7.52%
   c/o TCW / Crescent Mezzanine, L.L.C.
   11100 Santa Monica Boulevard, Suite 2000
   Los Angeles, CA  90025
TCW Shared Opportunity Fund II, LP .................  8,435                           0.31%
   c/o TCW / Crescent Mezzanine, L.L.C.
   11100 Santa Monica Boulevard, Suite 2000
   Los Angeles, CA  90025
Robert Miklas.......................................  57,736                          2.15%
   4982 Carol Lane
   Atlanta, GA 30327
All directors and executive officers as a group.....  123,219                         4.58%

(1) Class A Common Stock is the only class of capital stock of AHI which has voting rights. Beneficial ownership is determined in accordance with the rules of the Commission. Shares of capital stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, the persons named in the table above have sole voting and investment power with respect to all shares of capital stock indicated as beneficially owned by them.

(2) MDC Management Company II, LP ("MDC II") is the general partner of both McCown De Leeuw & Co. II, LP and McCown De Leeuw Associates, LP George E. McCown, David E. De Leeuw, Robert B. Hellman, Charles Aires, Steven A. Zuckerman and David E. King are the general partners of MDC II. Mr. De Leeuw is the managing general partner of MDC II.

(3) MDC Management Company ("MDC") is the general partner of MDC/JAFCO Ventures, LP George E. McCown and David E. De Leeuw are the general partners of MDC. Mr. De Leeuw is the managing general partner of MDC.

(4) Represents shares of AHI Class A Common Stock held by McCown De Leeuw & Co. II, LP, McCown De Leeuw Associates, LP and MDC/JAFCO Ventures, LP Mr. De Leeuw, a director of the Company, may be deemed to own beneficially all of the shares held by McCown De Leeuw & Co. II, LP, McCown De Leeuw Associates, LP and MDC/JAFCO Ventures, LP because of his position as managing general partner of MDC II and MDC. Mr. De Leeuw has no direct ownership of any Class A Common Stock of AHI and disclaims beneficial ownership as to all of such shares, except to the extent of his proportional partnership interests.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ADVISORY SERVICES AGREEMENT

     The Company maintains a Advisory Services Agreement (the "Advisory Services Agreement") with MDC Management Company II, LP ("MDC Management"), an affiliate. Under the Advisory Services Agreement, MDC Management provides certain consulting, financial, and managerial functions to the Company for a fee initially in an amount not to exceed $350,000 in any fiscal year, which amount may be increased to an amount not to exceed $500,000 in any fiscal year with the approval of the members of the Board of Directors of the Company who do not have a direct financial interest in any person receiving such payments under the Advisory Services Agreement. MDC Management has agreed to subordinate its right to receive such fees in the event of an acceleration of maturity of the Senior Unsecured Notes or a bankruptcy, liquidation or insolvency proceeding involving the Company. In 1997 and 1996, the Company paid $350,000 and $862,000 (of which $562,000 was accrued as of December 31, 1995), respectively, for such services. The Advisory Services Agreement expires December 31, 2000 and is renewable annually thereafter, unless terminated by the Company for justifiable cause, as defined.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS - Reference is made to the Index to Financial Statements on page F-1 included herein.

(a)(2) FINANCIAL STATEMENT SCHEDULES - Reference is made to Note 2 of the Notes to Financial Statements on page F-8. All schedules have been omitted as not required or not applicable or because the information required to be presented is included in the financial statements and related notes.

(a)(3) EXHIBITS

     2  - Stock  Purchase  Agreement,  dated  as of March 16, 1998, by and among
          AmeriComm Direct Marketing, Inc., Cardinal Marketing, Inc., Cardinal Marketing of New Jersey, Inc. and James Smith, Christopher Smith and Douglas Smith.
     12 - Statement  Re : Ratio of  Earnings  to Fixed  Charges
     23 - Consent of Independent Public Accountants
     27 - Financial Data Schedule

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           AMERICOMM DIRECT MARKETING, INC.

Date : March 31, 1998      John D. Weil
       --------------      ------------
                           Director

Date : March 31, 1998      Robert M. Miklas
       --------------      ----------------
                           President and Chief Executive Officer
                           (Principal Executive Officer)

Date : March 31, 1998      David E. De Leeuw
       --------------      -----------------
                           Director

Date : March 31, 1998      David E. King
       --------------      -------------
                           Director

Date : March 31, 1998      Glenn S. McKenzie
       --------------      -----------------
                           Director

Date : March 31, 1998      Timothy Beffa
       --------------      -------------
                           Director

Date : March 31, 1998      Calvin Ingram
       --------------      -------------
                           Director

Date : March 31, 1998      Martin R. Lewis
       --------------      ---------------
                           Director

Date : March 31, 1998      Robert B. Webster
       --------------      -----------------
                           Executive Vice President and Chief Financial Officer
                           (Principal Financial and Accounting Officer)

                          INDEX TO FINANCIAL STATEMENTS
                        AMERICOMM DIRECT MARKETING, INC.

                                                                           PAGE
Report of Independent Public Accountants..............................      F-2
Balance Sheets at December 31, 1996 and 1997 .........................      F-3
Statements of Operations for the years ended December 31, 1995,
   1996 and 1997......................................................      F-5
Statements of Stockholder's Equity for the years ended December 31,
   1995, 1996 and 1997................................................      F-6
Statements of Cash Flows for the years ended December 31, 1995
   1996 and 1997......................................................      F-7
Notes to Financial Statements.........................................      F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To AmeriComm Direct Marketing, Inc.:

     We have audited the accompanying balance sheets of AMERICOMM DIRECT MARKETING, INC. (a Delaware Corporation, formerly known as National Fiberstok Corporation) as of December 31, 1996 and 1997 and the related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmeriComm Direct Marketing, Inc. as of December 31, 1996 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                                        ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 27, 1998
           (except with respect to the
           matter discussed in Note 9,
           as to which the date is
           March 16, 1998)

                        AMERICOMM DIRECT MARKETING, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1997
                                     ASSETS

                                                                                     DECEMBER 31
                                                                          --------------------------------
                                                                                1996              1997
                                                                          --------------    --------------
Current Assets:
  Cash and cash equivalents............................................   $    1,979,493    $    1,313,618
  Accounts receivable, net of allowance for doubtful...................
    accounts of $611,170 and $963,130, respectively....................       17,384,354        27,943,109
  Income taxes receivable..............................................          547,944           497,565
  Inventories..........................................................       11,261,155        13,330,921
  Deferred income taxes................................................          304,599           508,664
  Other ...............................................................        1,835,674         3,037,262
                                                                          --------------    --------------
         Total current assets..........................................       33,313,219        46,631,139
                                                                          --------------    --------------

Property and Equipment:
  Land  ...............................................................        1,852,686         1,852,686
  Buildings............................................................       12,020,573        12,149,009
  Machinery and equipment..............................................       36,970,991        45,571,274
  Office equipment, furniture and fixtures.............................        2,993,039         5,375,241
  Leasehold improvements...............................................        1,045,565         1,201,024
  Vehicles.............................................................          166,677           219,703
  Construction in progress.............................................        1,809,007         1,708,944
                                                                          --------------    --------------
                                                                              56,858,538        68,077,881
  Less accumulated depreciation and amortization.......................      (9,491,356)      (16,884,196)
                                                                          --------------    --------------
         Net property and equipment....................................       47,367,182        51,193,685
                                                                          --------------    --------------

Other Assets:
  Goodwill, net of accumulated amortization of $1,290,028,
    and $2,253,195, respectively.......................................       25,079,097        46,172,983
  Patents, net of accumulated amortization of $1,038,940 and
    $3,119,740, respectively...........................................       18,405,060        16,324,260
  Resident address lists, net of accumulated amortization
    of $0 and $971,471, respectively...................................                -         6,314,552
  Deferred financing costs, net of accumulated amortization
    of $478,283 and $1,448,587, respectively...........................        5,260,429         4,390,045
  Covenants not to compete, net of accumulated amortization
    of  $5,703,213 and $6,050,824, respectively........................          487,304         1,840,000
  Prepaid pension cost ................................................        1,931,101         2,078,067
  Due from parent......................................................          875,931         1,807,464
  Other ...............................................................          655,056           932,815
                                                                          --------------    --------------

         Total other assets............................................       52,693,978        79,860,186
                                                                          --------------    --------------
         Total assets..................................................   $  133,374,379    $  177,685,010
                                                                          ==============    ==============


      The accompanying notes are an integral part of these balance sheets.

                        AMERICOMM DIRECT MARKETING, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1997
                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                                                      DECEMBER 31
                                                                          --------------------------------
                                                                                1996              1997
                                                                          --------------    --------------
Current Liabilities:
  Current portion of long-term debt....................................   $      446,037    $      864,487
  Bank overdraft.......................................................        1,505,703         4,624,033
  Accounts payable.....................................................        4,337,366         4,898,701
  Accrued employee compensation........................................        2,873,080         4,872,591
  Other accrued expenses...............................................        5,310,772         4,751,522
                                                                          --------------    --------------
         Total current liabilities.....................................       14,472,958        20,011,334
                                                                          --------------    --------------

Noncurrent Liabilities.................................................        4,426,790         7,777,250
                                                                          --------------    --------------

Long-Term Debt:
  Senior unsecured notes ..............................................      100,000,000       100,000,000
  Revolving loan facility..............................................                -        10,761,083
  Long-term debt.......................................................        2,352,881         4,484,145
                                                                          --------------    --------------
         Total long-term debt..........................................      102,352,881       115,245,228
                                                                          --------------    --------------

Commitments and Contingencies (Note 8)


Stockholder's Equity:
  Common stock, $.01 par value, 300,000 shares authorized,
    283,807 shares issued and outstanding..............................            2,838             2,838
  Additional paid-in capital...........................................       22,296,581        46,175,574
  Accumulated deficit..................................................     (10,177,669)      (11,527,214)
                                                                          --------------    ---------------

         Total stockholder's equity....................................       12,121,750        34,651,198
                                                                          --------------    --------------
         Total liabilities and stockholder's equity....................   $  133,374,379    $  177,685,010
                                                                          ==============    ==============


      The accompanying notes are an integral part of these balance sheets.

                        AMERICOMM DIRECT MARKETING, INC.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                           DECEMBER 31
                                                         -------------------------------------------------
                                                              1995             1996              1997
                                                         --------------   --------------    --------------
Net sales............................................    $   71,257,112   $  111,342,230    $  191,090,864
Cost of products sold................................        55,708,018       80,215,498       133,598,403
                                                         --------------   --------------    --------------
Gross profit.........................................        15,549,094       31,126,732        57,492,461
                                                         --------------   --------------    --------------
Operating expenses:
  Selling............................................         6,760,438       10,716,599        18,194,512
  General and administrative.........................         4,833,618       11,949,210        22,903,698
  Amortization:
    Goodwill.........................................           236,113          459,560           963,167
    Patents..........................................                 -        1,038,940         2,080,800
    Covenants not to compete.........................         1,439,607        1,035,472           347,611
    Other............................................           140,000                -                 -
                                                         --------------   --------------    --------------
    Total operating expenses.........................        13,409,776       25,199,781        44,489,788
                                                         --------------   --------------    --------------
Income from operations...............................         2,139,318        5,926,951        13,002,673
Interest expense.....................................         3,179,328        8,125,767        13,764,549
                                                         --------------   --------------    --------------
Net loss before income taxes and
  extraordinary item.................................       (1,040,010)      (2,198,816)         (761,876)
Income tax expense (benefit).........................       (1,900,000)        (626,739)           587,669
                                                         --------------   --------------    --------------
Net income (loss) before extraordinary item..........           859,990      (1,572,077)       (1,349,545)
Extraordinary loss on retirement
  of debt, net of tax benefit of $460,864............                 -        (797,903)                 -
                                                         --------------   --------------    --------------
Net income (loss)....................................    $      859,990   $  (2,369,980)    $  (1,349,545)
                                                         ==============   ==============    ==============


        The accompanying notes are an integral part of these statements.

                        AMERICOMM DIRECT MARKETING, INC.
                       STATEMENTS OF STOCKHOLDER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997


                                    COMMON STOCK           ADDITIONAL
                                --------------------        PAID-IN          ACCUMULATED
                                SHARES     PAR VALUE        CAPITAL           DEFICIT            TOTAL
Balance, December 31, 1994.    283,807      $2,838        $14,532,070      $ (8,667,679)     $ 5,867,229
Net income.................          -           -                  -            859,990         859,990
                               -------      ------        -----------      -------------     -----------
Balance, December 31, 1995.    283,807       2,838         14,532,070        (7,807,689)       6,727,219
Capital contribution.......          -           -          7,764,511                  -       7,764,511
Net loss...................          -           -                  -        (2,369,980)     (2,369,980)
                               -------      ------        -----------      -------------     -----------
Balance, December 31, 1996.    283,807       2,838         22,296,581       (10,177,669)      12,121,750
Capital contribution.......          -           -         23,878,993                  -      23,878,993
Net loss...................          -           -                  -        (1,349,545)     (1,349,545)
                               -------      ------        -----------      -------------     -----------
Balance, December 31, 1997.    283,807      $2,838        $46,175,574      $(11,527,214)     $34,651,198
                               =======      ======        ===========      =============     ===========

        The accompanying notes are an integral part of these statements.

                        AMERICOMM DIRECT MARKETING, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                            DECEMBER 31
                                                          ------------------------------------------------
                                                               1995             1996             1997
                                                          --------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..................................     $      859,990   $  (2,369,980)   $  (1,349,545)
  Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
      Extraordinary loss on early retirement of debt,
        net of income tax benefit....................                  -          797,903                -
      Depreciation and amortization..................          4,004,992        7,409,137       13,049,541
      Deferred income tax (benefit) expense..........        (1,900,000)        (626,739)          381,350
      Net (gain) loss on disposal of property and
        equipment....................................          (173,646)        (294,000)          440,898
      Amortization of prepaid pension asset..........          (180,310)         (45,865)        (149,699)
      Imputed interest...............................            130,172           60,414                -
      Changes in operating assets and liabilities:
        Accounts receivable..........................            216,782        2,045,704      (5,747,677)
        Income taxes receivable......................                  -                -          717,202
        Inventories..................................            141,682        1,017,917        (610,123)
        Other assets.................................            (7,436)        (226,946)        (948,157)
        Accounts payable.............................        (2,143,754)          534,704      (1,560,048)
        Accrued expenses and other...................        (1,165,768)      (1,154,287)      (2,189,159)
                                                          --------------   --------------   --------------
         Net cash (used in) provided by operating
           activities................................          (217,296)        7,147,962        2,034,583
                                                          --------------   --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment................        (2,308,105)      (3,490,447)      (4,562,731)
  Proceeds from sale of property and equipment.......            369,194          423,428          106,123
  Proceeds from investment securities ...............                  -        2,620,000                -
  Payment for the purchase of the outstanding stock of
    Transkrit Corporation, net of cash acquired .....                  -     (79,390,682)                -
  Payment for the purchase of the outstanding stock of
    Label America, Inc., net of cash acquired........                  -                -      (9,469,418)
  Payment for the purchase of the outstanding stock of
    AmeriComm Direct Marketing, Inc., net of cash
    acquired.........................................                  -                -     (24,954,538)
                                                          --------------   --------------   --------------

         Net cash used in investing activities.......        (1,938,911)     (79,837,701)     (38,880,564)
                                                          --------------   --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in bank overdraft, net.........          2,354,437      (2,758,170)        3,118,330
  Payments on term loans.............................           (50,000)     (16,900,000)                -
  Due from parent....................................                  -        (875,931)        (931,533)
  Payments on capital leases.........................           (37,130)        (216,888)        (546,767)
  Net borrowings (payments) on revolving loan
    facilities.......................................             50,000      (7,050,000)       10,761,083
  Increase in deferred financing costs ..............                  -      (5,738,712)        (100,000)
  Proceeds from issuance of senior unsecured notes ..                  -      100,000,000                -
  Additional capital contribution....................                  -        7,764,511       23,878,993
                                                          --------------   --------------   --------------

         Net cash provided by financing activities...          2,317,307       74,224,810       36,180,106
                                                          --------------   --------------   --------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................................            161,100        1,535,071        (665,875)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.........            283,322          444,422        1,979,493
                                                          --------------   --------------   --------------
CASH AND CASH EQUIVALENTS, END OF YEAR...............     $      444,422   $    1,979,493   $    1,313,618
                                                          ==============   ==============   ==============
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest ............................     $    2,821,000   $    7,744,000   $   12,835,000
                                                          ==============   ==============   ==============
  Cash paid for income taxes.........................     $            -   $            -   $      107,000
                                                          ==============   ==============   ==============
  Assets acquired by assuming liabilities ...........     $            -   $   11,038,000   $    8,324,000
                                                          ==============   ==============   ==============

SUPPLEMENTAL  DISCLOSURE  OF  NONCASH  INVESTING   ACTIVITIES:
     Capital lease obligations of $2,799,000 and $3,085,000 were incurred when the Company entered into leases for new equipment during 1996 and 1997, respectively.


        The accompanying notes are an integral part of these statements.

                        AMERICOMM DIRECT MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

1.   BACKGROUND

     AmeriComm Direct Marketing, Inc. (the "Company", formerly known as National Fiberstok Corporation), a wholly-owned subsidiary of AmeriComm Holdings, Inc. ("AHI" or "Parent", formerly known as DEC International, Inc.), is a leading provider of products and services focused primarily on the direct marketing industry. The Company's principal strategy is to offer a comprehensive line of direct marketing products and services while continuing to participate in the rapidly growing markets for custom pressure sensitive labels and non-impact self-mailers. The Company markets its products to customers throughout the United States through operations in Norfolk, Roanoke and Salem, Virginia; Austell and Tucker, Georgia; Louisville, Kentucky; Gainesville, Florida; Wilton, New Hampshire; Sparks, Nevada; San Carlos, California; Fort Smith, Arkansas; Mountainside, New Jersey and Denver, Colorado.

     On June 28, 1996, the Company acquired all of the issued and outstanding capital stock of Transkrit Corporation ("Transkrit") for $86,500,000 plus transaction costs. Subsequent to the acquisition, Transkrit and all of its subsidiaries were merged into the Company. The Transkrit acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Transkrit have been included in the results of operations of the Company since June 29, 1996. The purchase price was allocated to assets and liabilities based on their estimated fair value as of the date of the acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired of $17,542,000 has been recorded as goodwill and is being amortized on the straight-line basis over 40 years.

     On February 21, 1997, the Company acquired all of the issued and outstanding capital stock of Label America, Inc. ("LAI") for $8,500,000, less outstanding indebtedness plus transaction costs. Additional consideration of $700,000 was paid to the principal stockholder for a noncompete agreement. Upon consummation of the acquisition, LAI was merged into the Company. The LAI acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of LAI have been included in the results of operations of the Company since February 22, 1997. The excess of the consideration paid over the estimated fair value of net assets acquired of $6,636,000 has been recorded as goodwill and is being amortized on the straight-line basis over 40 years.

     On April 24, 1997 the Company acquired all of the issued and outstanding stock of AmeriComm Direct Marketing, Inc. ("ADMI") for $23,635,000 plus transaction costs. Additional consideration of $1,000,000 was paid to the principal stockholder for a noncompete agreement. Upon consummation of the acquisition, ADMI was merged into the Company. The ADMI acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of ADMI have been included in the results of operations of the Company since April 25, 1997. The excess of the consideration paid over the estimated fair value of net assets acquired of $15,273,000 has been recorded as goodwill and is being amortized on the straight-line basis over 40 years.

     The acquisition of ADMI was financed by a capital contribution from AHI of $23,878,993. To provide funds for the capital contribution, AHI issued $35,000,000 aggregate principal amount of 12.5% Notes (the "Notes") due April 24, 2003. A portion of the Notes were used to redeem AHI redeemable cumulative preferred stock. The Notes place certain restrictions on the Company's ability to incur additional indebtedness or make future acquisitions. In addition, future interest and principal payments by AHI are dependent primarily on the operations of the Company through payments to AHI as permitted under the Senior Notes. Interest is due quarterly commencing June 30, 1997. As a result, AHI may pay a portion or all of any six quarterly interest installments prior to April 24, 1999 by issuing additional notes ("PIK Notes") with interest ranging from 12.5% to 13.0%. The initial interest installments due June 30, 1997, September 30, 1997 and December 31, 1997 were paid by the issuance by AHI of PIK Notes at 12.5% interest. The PIK Notes must be redeemed prior to April 24, 2003.

     The following presents, on an unaudited pro forma basis, the Company's results of operations for the years ended December 31, 1995, 1996 and 1997 as though the acquisition of Transkrit and related transactions had occurred on January 1, 1995 and the acquisitions of LAI and ADMI and related transactions had occurred on January 1, 1996 (in thousands) :

                                                                    1995             1996              1997
                                                                    ----             ----              ----
Net sales............................................           $168,760         $202,033          $201,500
Operating income.....................................             12,347           11,740            13,667
Net income (loss) before extraordinary item..........              2,364            (489)             (979)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Revenue Recognition

     Sales are recorded as products are shipped, except for certain sales for which revenue is recognized when the customer is billed based on passage of legal title at the date of billing. Such `bill and hold' sales are not material to the Company's results of operations.

Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as during the reporting period. Actual results could differ from these estimates.

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

Accounts Receivable

     A summary of changes in the allowance for doubtful accounts is as follows:


                                                                       YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------------
                                                               1995             1996              1997
                                                         --------------   --------------    --------------
Balance, beginning of period.........................    $      141,841   $      171,950    $      611,170
Acquired balance from Transkrit (Note 1).............                 -          495,154                 -
Acquired balance from ADMI (Note 1)..................                 -                -           209,789
Acquired balance from LAI (Note 1)...................                 -                -            47,176
Provisions...........................................            78,089          215,455           385,282
Recoveries...........................................            18,679           75,028            40,148
Write-offs...........................................          (66,659)        (346,417)         (330,435)
                                                         --------------   --------------    --------------


Balance, end of period...............................    $      171,950   $      611,170    $      963,130
                                                         ==============   ==============    ==============


Inventories

     Inventories are stated at the lower of cost or market. Costs of raw materials are determined using the first-in, first-out (FIFO) method. Costs (net of an obsolescence reserve) of work in process, finished goods, and customized stock (consisting of products which have been produced and held for certain customers under short-term delayed-shipping arrangements) are determined using the average cost (which approximates FIFO), or FIFO method.

Inventories consist of the following:

                                                                                    DECEMBER 31,
                                                                          --------------------------------
                                                                                1996              1997
                                                                          --------------    --------------
Raw materials..........................................................   $    5,837,794    $    7,351,264
Work in process........................................................        1,288,685         1,585,171
Finished goods.........................................................        2,834,589         3,350,315
Customized stock.......................................................        1,300,087         1,044,171
                                                                          --------------    --------------

Balance, end of period.................................................   $   11,261,155    $   13,330,921
                                                                          ==============    ==============

Property and Equipment

     Property and equipment are recorded at cost or at estimated fair value at date of acquisition (Note 1), if acquired as part of a business combination, and are depreciated using the straight-line method over the following lives:

Buildings....................................................25 to 30 years
Machinery and equipment........................................3 to 7 years
Office equipment, furniture and fixtures.......................3 to 7 years
Vehicles.......................................................3 to 5 years

     Leasehold improvements are depreciated over the lesser of the useful lives of the assets or the lease term.

     The Company's policy is to remove the cost and accumulated depreciation of retirements from the accounts and recognize the related gain or loss upon the disposition of assets. Depreciation expense in 1995, 1996 and 1997 was approximately $2,020,000, $4,313,000 and $7,717,000, respectively.

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

Patents

     The Company has been granted several patents related to certain products manufactured by the Company. Patents acquired through the acquisition of Transkrit were recorded at their estimated fair value at date of acquisition. These amounts are being amortized on a straight-line basis over the life (four to twelve years) of the patents.

Covenants Not to Compete

     Covenants not to compete have been recorded at cost and are being amortized on a straight-line basis over the terms (three to five years) of the agreements.

Resident Address Lists

     The Company has purchased and maintains national residential address lists used by its customers in making saturation or targeted mailings. Resident address lists acquired through the acquisition of ADMI were recorded at their estimated fair value at the date of acquisition. These amounts are being amortized on a straight-line basis over the life (six years) of the resident address lists.

Amortization expense for 1997 of $971,471 is included in costs of products sold in the accompanying statement of operations.

Deferred Financing Costs

     Deferred financing costs represent costs incurred to raise financing and are amortized over the related terms of the borrowings (Note 3).

Due from parent

     Due from parent represents funds borrowed by AHI to fund certain transactions as allowed by the Senior Notes and revolving loan facility (Note
3). Such amounts are not expected to be repaid within one year and no interest is charged on such borrowings.

Income Taxes

     The Company accounts for income taxes using the asset and liability method for recognition of deferred tax consequences of temporary differences, net operating losses, and tax credits by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

Concentration of Risk

     During 1995, 1996, and 1997, the Company's ten largest customers accounted for 25%, 18% and 16%, respectively, of total Company sales. No individual customer accounted for more than 6% of sales in any year. In management's opinion, a loss of any one individual customer would not have a material impact on the Company's financial position or results of operations.

     The Company's largest purchased raw material is paper. While the Company utilizes multiple paper suppliers, two suppliers provided 67%, 30% and 41% of its paper requirements in 1995, 1996, and 1997, respectively. Further, the supply and price of paper are cyclical in nature. As a result, the Company is subject to the risk that pricing may significantly impact results of operations and that it may be unable to purchase sufficient quantities of paper to meet production requirements during times of tight supply. While the Company believes that it could obtain other suppliers of paper, paper industry conditions may have a material effect on the Company's results of operations.

Vacation Policy

     In 1995, the Company revised its vacation policy for certain locations, whereby employees must take vacation earned during the year prior to January 1 or forfeit the balance. As a result of this change in policy, a vacation accrual is no longer required as of December 31, 1995 and approximately $575,000 of accrued vacation was reversed and is reflected as a reduction in cost of products sold in 1995.

Fair Value of Financial Instruments

     The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable and debt. The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values because of the short-term maturity of such instruments. The fair value of the Senior Notes (Note 3) at December 31, 1996 and 1997 was approximately $106,000,000 which was estimated using a quote from a broker. At December 31, 1996 and 1997, the carrying value of the other long-term debt approximated its fair value, because interest rates on such debt are periodically adjusted and approximated current market rates.

3.     LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1996 and 1997, respectively:

                                                                                       1996              1997
                                                                                 --------------    --------------
11 5/8% Senior Unsecured Notes, interest payable
  semi-annually commencing December 15, 1996...................................  $  100,000,000    $  100,000,000

Revolving loan facility with Heller Financial,  Inc.,  principal payable in full upon the  earlier  of  termination,  as  defined,  or June 28,  2001,  bearing interest  at the 30 to 180 day  London  Interbank  Offered  Rate plus 2.25% or
  Prime plus 1% (8.35% and 9.50% at December 31, 1997,
  respectively)................................................................               -        10,761,083

Capital  lease  payable  to The CIT  Group/Equipment  Financing,  Inc.  ("CIT"),
  monthly  principal  and  interest  payments  of $48,250  commencing  July 1996 through June 2001 with a balloon payment of $513,485 due
  July 2001, interest at 10.2%.................................................       2,405,831         2,056,883

Capital leases payable to General Electric Capital Corporation  ("GE"),  monthly principal and interest  payments of $53,867  commencing  December 1997 through
  November 1999,  declining to $44,073 commencing  December 1999 through October
  2001 with a balloon payment of $1,615,077
  due November 2001, interest at 9.36%.........................................               -         3,025,154

Other..........................................................................         393,087           266,595
                                                                                 --------------    --------------
                                                                                    102,798,918       116,109,715
Less current portion...........................................................       (446,037)         (864,487)
                                                                                 --------------    --------------

                                                                                 $  102,352,881    $  115,245,228
                                                                                 ==============    ==============


     Maturities of long-term debt and capital lease obligations at December 31,1997 are as follows:

1998..........................................   $      864,487
1999..........................................          985,265
2000..........................................          819,774
2001..........................................       13,440,189
2002..........................................      100,000,000
                                                 --------------
                                                 $  116,109,715
                                                 ==============

     Prior to the issuance of the 11 5/8% Senior Unsecured Notes (the "Senior Notes"), the Company maintained agreements under which the Company had certain term loans and a revolving line-of-credit facility (the "Line"). Concurrent with the issuance of the Senior Notes on June 28, 1996 discussed below, the Company repaid the term loans and the Line and paid a prepayment penalty, all of which aggregated to approximately $25,100,000. As a result of the early retirement of debt, the Company incurred an extraordinary loss of $797,903, net of income tax benefit of $460,864, during 1996. Subsequently, the agreements were terminated.

     Concurrent with the consummation of the acquisition of Transkrit discussed in Note 1, the Company issued $100,000,000 aggregate principal amount of Senior Notes due June 15, 2002. Interest is payable semi-annually commencing December 15, 1996. The Senior Notes are senior obligations of the Company and will be pari passu in right of payment to all future senior indebtedness. The indenture to the Senior Notes limits the incurrence of additional debt by the Company, does not allow the Company to pay any common stock dividends and limits the Company's ability to redeem any capital stock and to sell its assets, as defined. The Company may incur additional indebtedness, as defined, as long as its fixed charge coverage ratio, as defined, is greater than certain minimum levels.

     Concurrent with the consummation of the acquisition of Transkrit, the Company entered into a revolving loan facility with Heller. The facility provides borrowings based on the lesser of qualified accounts receivable and inventories, as defined, or $25,000,000. Borrowings under the revolving loan facility are subject to certain financial covenants that include, among others, minimum fixed charge coverage and total indebtedness to operating cash flow ratio, as defined. The Company was in compliance with each covenant as of December 31, 1997. As of December 31, 1997, $14,238,917 was available on the revolving loan facility.

     Under the CIT capital lease payable, CIT has a first-perfected security interest in certain equipment. At the end of the lease term, the Company will have the option to purchase the equipment for $513,485. Under the GE capital leases payable, GE has a first-perfected security interest in certain equipment. At the end of each lease term, the Company will have the option to purchase the equipment for an aggregate of $1,615,077. The capital leases are cross-defaulted with other loan agreements if such default is not cured within 90 days following the default.

     Interest expense on long-term debt and capital leases in 1995, 1996 and 1997 was approximately $3,179,000, $8,126,000 and $13,765,000 respectively, including approximately $231,000, $564,000 and $971,000, respectively, of deferred finance cost amortization.

4.   INCOME TAXES

     The income tax benefits for the years ended December 31, 1995 and 1996 represent the income tax benefit from operating losses. As a result, income tax benefits for 1995 and 1996 consist of deferred tax benefits.

     The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate for the 1995 and 1996 benefit and the 1997 expense for income taxes is as follows:

                                                              1995           1996            1997
                                                              ----           ----            ----
Federal tax benefit at statutory rate................        $(353,600)     $(747,597)      $(259,038)
State, net of federal benefit........................          (34,000)       (58,049)         206,669
Change in valuation allowance........................       (1,485,000)              -               -
Non-deductible amortization .........................                 -        164,139         367,460
Non-deductible expenses .............................                 -         42,854          69,920
Other, net...........................................          (27,400)       (28,086)         202,658
                                                           ------------     ----------       ---------
Actual income tax (benefit) expense..................      $(1,900,000)     $(626,739)       $ 587,669
                                                           ============     ==========       =========
Effective tax rate...................................              183%            29%           (77%)
                                                                   ====            ===           =====


     Significant components of the Company's net deferred tax liabilities as of December 31, 1996 and 1997 are as follows:

                                                                                   1996                1997
                                                                                   ----                ----
Deferred tax assets (liabilities):
    Net operating loss carryforwards.......................................... $  4,127,000        $  2,773,000
    Book basis in property over tax basis.....................................  (6,703,000)         (6,932,000)
    Resident address lists....................................................            -         (2,400,000)
    Patents...................................................................  (1,457,000)           (998,000)
    Inventories...............................................................    (712,000)           (497,000)
    Goodwill..................................................................    (185,000)           (261,000)
    Prepaid pension cost......................................................    (692,000)           (774,000)
    Covenant not-to-compete...................................................    1,556,000           1,413,000
    Employee benefit accruals.................................................      903,000             917,000
    Liabilities not currently deductible......................................      548,000             402,000
    Allowance for doubtful accounts...........................................      155,000             309,000
    Other, net................................................................        2,377             (1,954)
                                                                               ------------        ------------
Net deferred tax liabilities.................................................. $(2,457,623)        $(6,049,954)
                                                                               ============        ============

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

5.   CAPITAL STOCK

     Concurrent  with the  acquisition  of Transkrit and ADMI (Note 1), AHI made
capital   contributions   in  1996  and  1997  of  $7,764,511  and  $23,878,993,
respectively.

     Effective June 28, 1996, the board of directors of the Parent adopted the AmeriComm Holdings, Inc. 1996 Stock Option Plan. During 1996 and 1997, the board of directors granted options to purchase 244,889 and 39,265 shares, respectively, of AHI Class A common stock at an exercise price ranging from $2.62 to $5.38 per share, the estimated fair value at the date of grant, to certain employees and directors of the Company. As of December 31, 1997, there are 255,286 options outstanding. The options vest based upon time and based upon the profitability and the liquidation value of the Company if it is sold to a third party. During 1996 and 1997, 28,868 and 0 options vested and were exercised, respectively.

     Effective January 28, 1997, the board of directors of the Parent adopted the AmeriComm Holdings, Inc. 1997 Stock Option Plan for Directors. During 1997, the board of directors granted options to purchase 10,350 shares of AHI Class A common stock at an exercise price of $5.38 per share, the estimated fair value at the date of grant, to certain directors of the Company. The options vest based upon time or in the event of a change in control of the Parent, as defined. As of December 31, 1997, 2,898 options were vested and are exercisable.

     The Parent accounts for its stock option plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation was recognized during 1996 and 1997. In 1996, AHI adopted SFAS No. 123, "Accounting for Stock-Based Compensation," for disclosure purposes. In accordance with the disclosure requirements of SFAS No. 123, AHI is required to calculate pro forma compensation cost of all stock options granted using an option pricing model. Accordingly, the fair value of the stock option grants has been estimated as of the grant dates under the minimum value method using the following weighted average assumptions for 1996 and 1997: a risk-free interest rate of approximately 6.4%, dividend yield of 0.0%, volatility of 0.0% and expected life of 4.5 years. Using these assumptions, the fair value of the stock options at the dates of grant was $0. As a result, there is no pro forma compensation expense.

6.   RELATED-PARTY TRANSACTIONS

Fees to Affiliate

     The Company maintains an Advisory Services Agreement (the "Agreement") with MDC Management Company II, L.P. ("MDC"), an affiliate. Under the Agreement, MDC provides certain consulting, financial, and managerial functions for a $250,000 annual fee through June 28, 1996 and a $350,000 annual fee thereafter. In 1995, 1996 and 1997, $187,500, $862,000 (of which $562,000 was accrued as of December
31, 1995) and $350,000, respectively, were paid. No payments shall be made by the Company to MDC under the Agreement if there is an event of default, as defined, under the revolving loan facility or the Senior Notes (Note 3). As of December 31, 1997, there are no such events of default. The Agreement expires December 31, 2000 and is renewable thereafter, unless terminated by the Company for justifiable cause, as defined.

     During 1996, for services related to the acquisition of Transkrit (Note 1) and the issuance of the Senior Notes (Note 3), the Company paid MDC $500,000 of which $350,000 has been recorded as deferred financing costs. In addition, for services related to the acquisition of ADMI in 1997 (Note 1), the Company paid MDC $552,000.

Stockholder's Agreement

     Certain officers and former officers of the Company purchased and own as of December 31, 1996 and 1997, an aggregate of 236,947 and 259,421, respectively, shares of AHI common stock, representing 10% of the outstanding voting common stock of AHI for 1996 and 1997. The stock was purchased at a price ranging from $4.33 to $4.63 per share, the fair value at the date of such purchases. Such stock was purchased through cash payments and the issuance of 6% nonrecourse notes by MDC in 1996 and prior and by AHI in 1997. During 1997, AHI purchased from MDC the outstanding 6% nonrecourse notes and accrued but unpaid interest of $493,132. As of December 31, 1997, the outstanding principal and interest balance on the notes was approximately $587,000.

     All stockholders of AHI are subject to the terms of a stockholders agreement. This agreement restricts the stockholders' ability to sell, transfer, and assign the AHI common stock, with AHI having the first right of purchase. The holders of the stock may be forced to sell the shares to AHI under certain conditions. In addition, on expiration of a stockholder's employment with the Company, the Company has the option to buy back the stockholder's common stock at a specified price primarily based upon either the cost of the shares or the book value of AHI.

7.   EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

     The Company has a defined benefit pension plan ("The Employees' Retirement Plan of National Fiberstok Corporation") covering certain employees. On December 20, 1993, the Company amended the plan, freezing future participation by any new employee of the Company effective December 31, 1993. Effective December 31, 1994, the Company again amended the plan, freezing future accrual of benefits for all participants. In conjunction with this agreement, all participants of the plan were retroactively vested.

     The funded status of the plan as of December 31, 1996 and 1997 is as follows:

                                                                                1996             1997
                                                                          --------------    --------------
Actuarial present value of benefit obligations:
  Accumulated projected benefit obligation.............................   $ (16,991,377)    $ (18,292,100)
  Plan assets at fair value............................................       17,320,422        19,510,900
                                                                          --------------    --------------
Plan assets greater than projected benefit obligation..................          329,045         1,218,800
Unrecognized net loss from past experience.............................          784,056           209,300
                                                                          --------------    --------------
Prepaid pension cost...................................................   $    1,113,101    $    1,428,100
                                                                          ==============    ==============

     The weighted average discount rates used to measure the accumulated projected benefit obligation were 7.50% and 7.25% for 1996 and 1997, respectively. The expected long-term rates of return on assets were 8.75% and
9.00 % for 1996 and 1997, respectively.

     Net periodic pension costs for 1995, 1996, and 1997 include the following:


                                                              1995              1996              1997
                                                         --------------   --------------    --------------
Service cost -- benefits earned during the period....    $            -   $            -    $            -
Interest cost on projected benefit obligation........         1,230,610        1,266,209         1,242,200
Actual return on plan  assets........................       (1,772,831)      (1,252,658)       (1,556,899)
Net amortization on plan assets......................           361,915        (204,216)                 -
                                                         --------------   --------------    --------------
                                                         $    (180,306)   $    (190,665)    $    (314,699)
                                                         ==============   ==============    ==============

     The  Company has  another  defined  benefit  pension  plan ("The  Transkrit
Corporation Employees' Pension Plan") covering certain employees. Effective April 30, 1997, the Company amended the plan, freezing future benefits for participants at certain locations. In conjunction with this agreement, the participants with frozen future benefits were retroactively vested. Normal retirement age is 65, but a provision is made for early retirement. Benefits are based on the employee's compensation level and years of service. The Company makes annual contributions to the plan equal to the maximum amount that can be deducted for income tax purposes.

     The 1996 and 1997 projected benefit obligation was computed using the projected unit credit method, assuming a discount rate on benefit obligations of 7.50% and 7.25%, respectively. The expected long-term rate of return on plan assets is 9% for 1996 and 1997 and annual salary increases is 4% over the remaining service lives of the employees in the plan for 1996 and 1997.

     The funded status of the plan as of December 31, 1996 and 1997 is as follows:

                                                                                1996              1997
                                                                          --------------    --------------
Actuarial present value of benefit obligations:
Accumulated projected benefit obligation, including vested benefits
  of $2,144,000 and $2,679,000.........................................   $  (2,243,000)    $  (2,817,000)
                                                                          ==============    ==============
Projected benefit obligation...........................................      (3,924,000)       (4,470,000)
Plan assets at fair value..............................................        5,137,000         5,631,000
                                                                          --------------    --------------
Plan assets greater than projected benefit obligation..................        1,213,000         1,161,000
Unrecognized net gain..................................................        (395,000)         (508,000)
                                                                          --------------    --------------
Prepaid pension cost...................................................   $      818,000    $      653,000
                                                                          ==============    ==============

     Net periodic pension costs for 1996 and 1997 include the following:

                                                                                1996              1997
                                                                          --------------    --------------
Service Cost -- benefits earned during the period......................   $      230,000    $      415,000
Interest Cost on projected benefit obligation..........................          143,000           287,000
Actual return on plan assets...........................................        (227,000)         (444,000)
Recognition of curtailment gain........................................                -          (93,000)
Net Amortization on Plan Assets........................................           52,000                 -
                                                                          --------------    --------------
                                                                          $      198,000    $      165,000
                                                                          ==============    ==============

Deferred Compensation Plans

     The Company has unfunded deferred compensation plans that provide retirement benefits to certain current and former employees. The plans provide retirement benefits generally based on the service provided by the employees to the Company. Benefits are vested as service is provided. The Company provides for these plans during the related service lives of the participants at amounts sufficient to accrue the present value of benefits earned to their retirement dates. Effective December 31, 1994, the Company froze future benefit accruals under certain of these deferred compensation agreements. Included in the accompanying balance sheets are liabilities of $587,000 and $592,000 for these plans as of December 31, 1996 and 1997, respectively.

Defined Contribution Plans

     The Company sponsors several voluntary 401(k) savings plans covering all eligible employees at certain locations. The plans include provisions which allow employees to make pretax contributions ranging from 1% to 15% of the employee's wages. Maximum pretax contributions are capped at 10% or 15% of the employee's wages, depending on the location. The Company matches between 15% and 60% of employee contributions up to 4% to 6% of eligible employee's wages, which varies by location. The Company recorded an expense of approximately $283,000, $421,000 and $979,000 in 1995, 1996 and 1997, respectively, as a result of contributions to the plans.

     Effective January 1, 1998, the Company consolidated its various 401(k) savings plans into a single plan. Substantially all of the benefits available to participants of the plan have been standardized as of January 1, 1998, with the exception of the Company matching contribution, which varies by location.

Postretirement Benefits

     The Company provides certain health care and life insurance benefits for certain retired individuals. The Company accounts for these benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The plan was frozen in 1993 and all eligible participants of the plan are retired. The accrued postretirement benefit obligation at December 31, 1996 and 1997 was $711,000 and $478,000, respectively.

     Assumptions used in the computation of postretirement benefit expense and the related obligation are as follows:

                                                                                1996              1997
                                                                          --------------    --------------
Discount rate used to determine accumulated postretirement
  benefit obligation...................................................               8%             7.75%
Initial health care cost trend rate....................................              13%               13%
Ultimate health care cost trend rate...................................               5%                5%
Year ultimate health care cost trend rate..............................             2009              2009

     If the health care trend rates increased 1% for all future years, the accumulated postretirement benefit obligation as of December 31, 1997 would have increased by 4%. The effect of such a change on the interest cost for 1997 would have been an increase of approximately $17,000.

8.   COMMITMENTS AND CONTINGENCIES

Operating Leases

     The Company has certain noncancelable operating leases for office and plant facilities and office equipment. Total rental expense was $351,000, $826,000 and $1,669,000 in 1995, 1996, and 1997, respectively. Minimum annual rental payments remaining under noncancelable operating leases as of December 31, 1997 are as follows:

1998....................................  $   1,338,000
1999....................................        854,000
2000....................................        674,000
2001....................................        444,000
2002....................................        273,000
                                          -------------
                                          $   3,583,000


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

Litigation

     The Company is party to various litigation matters incidental to the conduct of its business. The Company does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the financial condition or results of operations of the Company

9.   SUBSEQUENT EVENT

Purchase of Cardinal Marketing, Inc. and Cardinal Marketing of  New Jersey, Inc.

     On March 16, 1998, the Company acquired all of the issued and outstanding capital stock of Cardinal Marketing, Inc. and Cardinal Marketing of New Jersey, Inc. (collectively referred to as "Cardinal") for $4,000,000 plus transaction costs, which was funded through borrowings on its revolving loan facility. Additional consideration of $600,000 will be paid to the stockholders of Cardinal for noncompete agreements, of which $200,000 was paid on March 16, 1998 and the remaining $400,000 will be paid in two equal annual installments commencing March 16, 1999. Upon consummation of this acquisition, Cardinal was merged into the Company.