Form 10-Q
period 1998-03-31
AMERICOMM DIRECT MARKETING INC
filed 1998-05-15
CIK 1018912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
    (X)  QUARTERLY REPORT PURSUANT OT SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

                                       OR

    ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transitions period from _____ to _____

                         Commission File Number 333-8925

                        AMERICOMM DIRECT MARKETING, INC.
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                              23-2574778
     (State or other jurisdiction of incorporation              (I.R.S. Employer Identification No.)
                  or organization)

            5775 Peachtree Dunwoody Road                                      30342
                     Suite C-150                                            (Zip code)
                     Atlanta, GA
      (Address of principal executive offices)

Registrant's telephone number, including area code:  (404) 256-1123

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding as of
             Class                                May 13, 1998
             -----                                ------------

 Common Stock, $.01 par value                    283,807 shares

                        AMERICOMM DIRECT MARKETING, INC.

                                   FORM 10 - Q

                      QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      INDEX

PART I.  FINANCIAL INFORMATION                                     Page Numbers
                                                                   ------------
         Item 1.  Financial Statements

                  Condensed Balance Sheets as of March 31, 1998 and
                           December 31, 1997                                1

                  Condensed Statements of Operations for the three
                           months ended March 31, 1998 and 1997             2

                  Condensed Statements of Cash Flows for the three
                           months ended March 31, 1998 and 1997             3

                  Notes to Condensed Financial Statements
                           as of March 31, 1998                           4-6

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations            7-9

PART II.  OTHER INFORMATION

         Item 5.  Other Information                                        10
         Item 6.  Exhibits and Reports on Form 8 - K                       10

SIGNATURES                                                                 11

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                        AMERICOMM DIRECT MARKETING, INC.
                             CONDENSED BALANCE SHEET
                        (in thousands, except share data)
                                                              March 31, 1998               December 31, 1997
                                                          ------------------------      ------------------------
Assets

Current assets -
          Cash                                                             $1,392                        $1,314
          Accounts receivable, net                                         24,984                        27,943
          Inventories                                                      13,548                        13,331
          Other                                                             3,594                         4,043
                                                          ------------------------      ------------------------
               Total Current Assets                                        43,518                        46,631
                                                          ------------------------      ------------------------

Property, plant and equipment, at cost                                     70,857                        68,078
          Less:  Accumulated depreciation                                (19,054)                      (16,884)
                                                          ------------------------      ------------------------
                                                                           51,803                        51,194
                                                          ------------------------      ------------------------

Other assets -
          Goodwill, net of accumulated amortization                        49,694                        46,173
          Other intangibles, net of accumulated                            28,234                        28,869
          amortization
          Other                                                             4,735                         4,818
                                                          ------------------------      ------------------------
                                                                           82,663                        79,860
                                                          ------------------------      ------------------------
                                                                         $177,984                      $177,685
                                                          ========================      ========================

Liabilities and Stockholder's Equity

Current liabilities -
          Current portion of long-term debt                                  $917                          $864
          Bank overdraft                                                    3,252                         4,624
          Accounts payable                                                  6,389                         4,899
          Accrued expenses and other                                        9,810                         9,624
                                                          ------------------------      ------------------------
                                                                           20,368                        20,011
                                                          ------------------------      ------------------------

Noncurrent liabilities                                                      7,461                         7,777
                                                          ------------------------      ------------------------

Long-term debt                                                            116,621                       115,245
                                                          ------------------------      ------------------------


Stockholder's equity -
          Common stock, $.01 par value                                          3                             3
          Additional paid-in capital                                       46,175                        46,175
          Accumulated deficit                                            (12,644)                      (11,526)
                                                          ------------------------      ------------------------
                                                                           33,534                        34,652
                                                          ========================      ========================
                                                                         $177,984                      $177,685
                                                          ========================      ========================

Common Shares Outstanding                                                 283,807                       283,807
                                                          ========================      ========================

                                  See notes to condensed financial statements

                        AMERICOMM DIRECT MARKETING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)

                                                   Three months ended March 31,
                                                     1998              1997
                                                   ----------        ----------

Net sales                                           $46,374            $38,858

Operating costs and expenses -
                 Cost of sales                        33,454            27,592
                 Selling and                          11,309             9,832
administrative
                                                   ----------        ----------

                Total operating costs                 44,763            37,424
and expenses
                                                   ----------        ----------

Operating income                                      1,611              1,434


Interest, net                                          3,509             3,329
                                                   ----------        ----------

Loss before income taxes                            (1,898)            (1,895)


Income tax benefit                                    (781)              (548)
                                                   ---------         ----------


Net loss                                           $(1,117)           $(1,347)
                                                   =========         ==========


OTHER DATA:

     Consistent  with the Form  S-4  filed  with  the  Securities  and  Exchange
     Commission on October 17, 1996, the following financial data has been disclosed.

     EBITDA is provided because it is a measure of an issuer's ability to service its indebtedness commonly used by certain investors. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income or loss as a measure of performance or to cash flow as a measure of liquidity.

     EBITDA is defined as operating income, plus depreciation and amortization and reflects the elimination of certain non-cash charges related to pension and deferred financing costs and the elimination of gain on disposal of equipment, among others.


                 EBITDA                              $4,941             $4,118
                                                ============      =============
                                  See notes to condensed financial statements

                        AMERICOMM DIRECT MARKETING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                          Three months ended March 31,
                                                               ----------------------------------------------------

                                                                        1998                        1997
                                                               -----------------------    -------------------------
Cash flows from operating activities -
          Net loss                                                           $(1,117)                     $(1,347)
          Adjustments to reconcile net loss to net cash
          provided
                by operating activities -
                Depreciation and amortization                                   3,708                        2,703
                Loss on disposal                                                   24                          194
                Deferred income tax benefit                                     (781)                        (548)
                Amortization of prepaid pension asset                              68                           56
                Change in assets, liabilities                                   5,235                        1,208
                                                               -----------------------    -------------------------

Net cash provided by operating activities                                       7,137                        2,266
                                                               -----------------------    -------------------------

Cash flows from investing activities -
          Cash paid for Label America, Inc., net of cash                            0                      (9,402)
          acquired
          Cash paid for Cardinal Marketing, Inc. and Cardinal
              Marketing of New Jersey, Inc., net of cash                      (4,680)                            0
          acquired
          Proceeds from sale of assets                                              0                           90
          Purchases of property and equipment                                 (2,286)                        (943)
                                                               -----------------------    -------------------------

Net cash used in investing activities                                         (6,966)                     (10,255)
                                                               -----------------------    -------------------------

Cash flows from financing activities -
          Net borrowings on revolving line of credit                            1,656                        9,300
          Decrease in bank overdraft, net                                     (1,372)                        (829)
          Payments on capital leases                                            (228)                        (120)
          Due from parent                                                       (149)                            0
                                                               -----------------------    -------------------------

Net cash provided by (used in) financing activities                              (93)                        8,351
                                                               -----------------------    -------------------------


Net increase in cash                                                               78                          362

Cash, beginning of period                                                       1,314                        1,979
                                                               -----------------------    -------------------------

Cash, end of period                                                            $1,392                       $2,341
                                                               =======================    =========================









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

Operating results for AmeriComm Direct Marketing, Inc. (the "Company") for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2:  INVENTORIES

The major classes of inventories were as follows (in thousands):

                                                   March 31, 1998            December 31, 1997
                                               -----------------------    ------------------------
Raw materials                                                  $6,948                      $7,351
Work-in-process                                                 1,464                       1,585
Finished goods and customized stock                             5,136                       4,395
                                               =======================    ========================
                                                              $13,548                     $13,331
                                               =======================    ========================


NOTE 3:  ACQUISITIONS

Purchase of Label America, Inc.

On February 21, 1997, the Company acquired all of the issued and outstanding capital stock of Label America, Inc. ("LAI") for $8,500,000, less outstanding indebtedness plus transaction costs, which was funded through borrowings on its revolving loan facility. Additional consideration of $700,000 was paid to the principal stockholder for a noncompete agreement which amount was also funded through borrowings on the Company's revolving loan facility. Upon consummation of the acquisition, LAI was merged into the Company. The LAI acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of LAI have been included in the results of operations of the Company since February 22, 1997. The excess of the consideration paid over the estimated fair value of net assets acquired of approximately $6,636,000 has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.


AmeriComm Direct Marketing, Inc.

On April 24, 1997, the Company acquired all of the issued and outstanding capital stock of AmeriComm Direct Marketing, Inc. (ADMI) for $23,635,000 plus transaction costs. Additional consideration of $1,000,000 was paid to the principal stockholder for a noncompete agreement. Upon consummation of the acquisition, ADMI was merged into the Company. The ADMI acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of ADMI have been included in the results of operations of the Company since April 25, 1997. The excess of consideration paid over the estimated fair value of net assets acquired of $15,273,000 has been recorded as goodwill and is being amortized on the straight-line basis over 40 years.

The acquisition of ADMI was financed by a capital contribution by AmeriComm Holdings, Inc. ("AHI"), the Company's parent, of $23,879,000. To provide funds for the capital contribution, AHI issued $35,000,000 aggregate principal amount of 12.5% Notes (the "Notes") due April 24, 2003. A portion of the Notes were used to redeem AHI redeemable cumulative preferred stock. The Notes place certain restrictions on the Company's ability to incur additional indebtedness or make future acquisitions. In addition, future interest and principal payments by AHI are dependent primarily on the operations of the Company through payments to AHI as permitted under the Senior Notes of the Company. Interest is due quarterly commencing June 30, 1997. AHI may pay a portion or all of any six quarterly interest installments prior to April 24, 1999 by issuing additional notes ("PIK Notes") with interest ranging from 12.5% to 13.0%. The initial interest installments due June 30, 1997, September 30, 1997, December 31, 1997 and March 31, 1998 were paid by the issuance by AHI of PIK Notes at 12.5% interest. The PIK Notes must be redeemed prior to April 24, 2003.

Purchase of Cardinal Marketing, Inc. and Cardinal Marketing, of New Jersey, Inc.

On March 16, 1998, the Company acquired all of the issued and outstanding capital stock of Cardinal Marketing, Inc. and Cardinal Marketing of New Jersey, Inc. (collectively "Cardinal") for approximately $4,000,000 plus transaction costs, which was funded through borrowings on the Company's revolving loan facility and from operations. Additional consideration of $600,000 will be paid to the stockholders of Cardinal for noncompete agreements, of which $200,000 was paid on March 16, 1998 and the remaining $400,000 will be paid in two equal annual installments commencing March 16, 1999. Subsequent to the acquisition, Cardinal was merged into the Company. The Cardinal acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Cardinal have been included in the results of operations of the Company since March 17, 1998. The excess of the consideration paid over the estimated fair value of net assets acquired of approximately $3,800,000 has been recorded as goodwill and is being amortized on the straight-line basis over 40 years.


NOTE 4:  COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires additional disclosure of amounts comprising comprehensive income. The Company has no other comprehensive income and as a result had no impact from adoption.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

On February 21, 1997, the Company acquired all of the issued and outstanding capital stock of Label America, Inc. ("LAI") for approximately $8.5 million, less outstanding indebtedness plus transaction costs. Subsequent to the acquisition, LAI was merged into the Company. The results of operations of LAI have been included in the statements of operations of the Company since February 22, 1997.

On April 24, 1997, the Company acquired all of the issued and outstanding capital stock of AmeriComm Direct Marketing, Inc. (ADMI) for $23.6 million plus transaction costs. Subsequent to the acquisition, ADMI was merged into the Company. The results of operations of ADMI have been included in the statements of operations of the Company since April 25, 1997.

On March 16, 1998, the Company acquired all of the issued and outstanding capital stock of Cardinal Marketing, Inc. and Cardinal Marketing of New Jersey, Inc. (collectively "Cardinal") for $4.0 million plus transaction costs. Subsequent to the acquisition, Cardinal was merged into the Company. The results of operations of Cardinal have been included in the statements of operations of the Company since March 17, 1998.

The Company has four principal product lines: Direct mail products, mailer systems, custom pressure sensitive labels and custom envelopes. The following table summarizes the net sales by product line (in thousands).

                                              Three Months Ended March 31,
                                            1998                       1997
                                        ------------------    ----------------

Direct mail products                              $12,505              $5,827
Mailer systems                                     10,647               9,936
Custom pressure sensitive labels                   11,943              10,861
Custom envelopes                                   11,279              12,234
                                        ==================    ================
                                                  $46,374             $38,858
                                        ==================    ================


FIRST QUARTER OF 1998 COMPARED WITH THE FIRST QUARTER OF 1997:

Net sales for the three month period ended March 31, 1998 increased $7.5 million to $46.4 million, or 19.3%, from the comparable 1997 period. The overall increase in sales was mostly due to the acquisitions of ADMI, LAI and Cardinal. Specifically, the increase in net sales for direct mail products and custom pressure sensitive labels was due to the above mentioned acquisitions. Net sales for custom envelopes decreased $1.0 million to $11.3 million or 7.8% from the comparable 1997 period. While the number of units shipped has remained consistent with prior year, the decrease in net sales for custom envelopes has been impacted by a reduction in the average unit sales price. The reduction in the average unit sales price is mainly due to the lower average paper prices in the underlying paper market. Net sales for mailer systems increased $.7 million to $10.6 million or 7.2% from the comparable 1997 period. This increase in sales is mostly due to the increase in revenues from the self label product line.

Gross profit for the three month period ended March 31, 1998 increased $1.7 million to $12.9 million or 14.7% from the comparable 1997 period. The increase in gross profit is due to the acquisitions discussed above. Gross profit, as a percentage of net sales, decreased to 27.9% for the three month period ended March 31, 1998 from 29.0% for the comparable 1997 period. The decrease in gross profit as a percentage of sales is mostly attributable to competitive price pressures in the mailer systems business unit.

Selling and administrative expenses for the three month period ended March 31, 1998 increased $1.5 million to $11.3 million, or 15.0%, from the comparable 1997 period. The increase in selling and administrative expenses is due to the above mentioned acquisitions. Selling and administrative expenses, as a percentage of net sales, decreased to 24.4% for the three month period ended March 31, 1998 from 25.3% for the comparable 1997 period. The decrease in selling and administrative expenses, as a percent of net sales, is mostly due to certain synergistic savings achieved by the Company from the acquisitions and Company initiated restructuring activities.

Operating income for the three month period ended March 31, 1998 was $1.6 million as compared to $1.4 million for the comparable 1997 period. The increase in operating income is mostly due to the above mentioned acquisitions.

Interest expense for the three month period ended March 31, 1998 was $3.5 million or 7.6% of net sales as compared to $3.3 million or 8.6% of net sales for the comparable 1997 period. The increase in interest expense is due to the increase in borrowings on the revolving loan facility to fund acquisitions. The weighted average interest rate for the three month period ended March 31, 1998 was 12.2% as compared to 12.6% for the comparable 1997 period.

Income tax benefit for the three month period ended March 31, 1998 was $.8 million as compared to $.5 million for the comparable 1997 period, resulting in an effective tax rate of 41% and 29%, respectively.

EBITDA for the three month period ended March 31, 1998 was $4.9 million or 10.7% of net sales as compared to $4.1 million or 10.6% of net sales for the comparable 1997 period. The increase in EBITDA is mostly attributable to the above mentioned acquisitions.


                         LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $7.1 million and $2.3 million for the three month periods ended March 31, 1998 and 1997, respectively. The increase in net cash provided by operating activities is due to the increase in EBITDA discussed above and the improvement in cash provided by working capital.

Net cash used in investing activities was $7.0 million and $10.3 million for the three month periods ended March 31, 1998 and 1997, respectively. Cash used in investing activities for the three month period ended March 31, 1998 was comprised of $4.7 million for the acquisition of Cardinal and $2.3 million for purchases of property and equipment. Cash used in investing activities for the comparable 1997 period was comprised of $9.4 million for the acquisition of LAI and $.9 million for the purchases of property and equipment.

Net cash provided by (used in) financing activities was $(.1) million and $8.4 million for the three months ended March 31, 1998 and 1997, respectively. Cash provided by financing activities for the three month period ended March 31, 1997 was primarily attributable to the $9.3 million borrowed on the Company's revolving credit facility used to acquire LAI.

The Company has up to $25 million of available borrowings from its revolving credit facility (the "Revolver"). Borrowings on the Revolver are limited to certain levels of receivables and inventories. As of March 31, 1998, the outstanding balance on the Revolver was $12.4 million.

Management believes, based on current financial performance of the Company and anticipated growth, that the cash provided by operations and the availability under the Company's current revolving credit facility will provide sufficient funds to support planned capital expenditures, working capital requirements, debt service requirements and potential acquisitions. The Company and AHI anticipate that they will be required to refinance the Senior Notes and the AHI Notes at maturity. No assurance can be given that the Company and AHI will be able to refinance the Senior Notes and Notes on terms acceptable to them, if at all. The ability of the Company and AHI to meet their debt service obligations and reduce their debt will be dependent, however, upon the future performance of the Company which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings

          No reportable developments occurred in Legal Proceedings during the quarter ended March 31, 1998.

          Item 2. Changes in Securities - None.

          Item 3. Defaults upon Senior Securities - None.

          Item 4. Submission of matters to a vote of Security Holders - None.

          Item 5. Other Information - None.

          Item 6. Exhibits and Reports on Form 8-K -

a)        Exhibits
          27 - Financial Data Schedule

          b) Form 8-K  Reports

          The report dated March 16, 1998 and filed March 31, 1998 announcing Registrant's purchase of the outstanding capital stock of Cardinal Marketing, Inc. and Cardinal Marketing of New Jersey, Inc. on March 16, 1998.

c)        Form 8-K/A Reports

          The report dated March 16, 1998 and filed April 22, 1998 amending the above Form 8-K filed March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AMERICOMM DIRECT MARKETING, INC.


Date: May 13, 1998                        /s/ Robert M. Miklas
      ---------------------               --------------------
                                          Robert M. Miklas
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Date: May 13, 1998                        /s/ Robert B. Webster
      ---------------------               ---------------------
                                          Robert B. Webster
                                          Executive Vice President and
                                            Chief Financial Officer
                                          (Principal Financial Officer)