Form 10-Q
period 1998-06-30
AMERICOMM DIRECT MARKETING INC
filed 1998-08-14
CIK 1018912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---------SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE ---------SECURITIES EXCHANGE ACT OF 1934

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

                                                  Outstanding as of
          Class                                    August 14 , 1998

Common Stock, $.01 par value                        283,807 shares

                        AMERICOMM DIRECT MARKETING, INC.

                                   FORM 10 - Q

                      QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      INDEX

PART I.  FINANCIAL INFORMATION                                     Page Numbers

         Item 1.  Financial Statements

                  Condensed Balance Sheets as of June 30, 1998 and
                     December 31, 1997                                  3

                  Condensed Statements of Operations for the three and
                     six month periods ended  June 30, 1998 and 1997    4

                  Condensed Statements of Cash Flows for the six
                     month periods ended June 30, 1998 and 1997         5

                  Notes to Condensed Financial Statements
                     as of June 30, 1998                                6-8

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations          9-12

PART II.  OTHER INFORMATION

         Item 5.   Other Information                                    13
         Item 6.  Exhibits and Reports on Form 8 - K                    13

SIGNATURES                                                              14

PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements
                        AMERICOMM DIRECT MARKETING, INC.
                            CONDENSED BALANCE SHEETS
                        (in thousands, except share data)

                                         June 30, 1998        December 31,
                                                                  1997
                                        ----------------    -----------------

Assets

Current assets -
       Cash                                      $2,700               $1,314
       Accounts receivable, net                  25,810               27,943
       Inventories                               12,941               13,331
       Other                                      3,942                4,043
                                        ----------------    -----------------
            Total Current Assets                 45,393               46,631
                                        ----------------    -----------------

Property, plant and equipment, at cost           74,245               68,078
       Less:  Accumulated depreciation         (21,478)             (16,884)
                                        ----------------    -----------------
                                                 52,767               51,194
                                        ----------------    -----------------

Other assets -
       Goodwill, net of accumulated              49,640               46,173
       amortization
       Other intangibles, net of                 26,966               28,869
       accumulated amortization
       Other                                      4,897                4,818
                                        ----------------    -----------------
                                                 81,503               79,860
                                        ----------------    -----------------
                                               $179,663             $177,685
                                        ================    =================

Liabilities and Stockholder's Equity

Current liabilities -
       Current portion of long-term                $920                 $864
       debt
       Bank overdraft                             4,192                4,624
       Accounts payable                           6,034                4,899
       Accrued expenses and other                 8,810                9,624
                                        ----------------    -----------------
                                                 19,956               20,011
                                        ----------------    -----------------

Noncurrent liabilities                            6,578                7,777
                                        ----------------    -----------------

Long-term debt                                  122,170              115,245
                                        ----------------    -----------------


Stockholder's equity -
       Common stock, $.01 par value                   3                    3
       Additional paid-in capital                46,175               46,175
       Accumulated deficit                     (15,219)             (11,526)
                                        ----------------    -----------------
                                                 30,959               34,652
                                        ================    =================
                                               $179,663             $177,685
                                        ================    =================

Common Shares Outstanding                       283,807              283,807
                                        ================    =================

                See notes to condensed financial statements

                        AMERICOMM DIRECT MARKETING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                Three months ended         Six months ended,
                                     June 30,                   June 30,
                       ---------------------------   ---------------------------

                         1998         1997           1998           1997
                       --------   ------------   ------------   ------------

Net sales              $48,066        $47,744        $94,440        $86,602
                       --------   ------------   ------------   ------------

Operating costs and
expenses
   Cost of sales        35,328         33,215         68,782         60,808
   Selling and          12,381         11,234         23,690         21,079
administrative
                       --------   ------------   ------------   ------------

   Total operating      47,709         47,709         92,472         81,887
costs and expenses
                       --------   ------------   ------------   ------------

Operating income           357            357          1,968          4,715

Interest, net            3,610          3,242          7,119          6,557
                       --------   ------------   ------------   ------------

Income (loss) before   (3,253)             53        (5,151)        (1,842)
income taxes

Income tax expense       (677)             17        (1,458)          (528)
(benefit)
                       --------   ------------   ------------   ------------

Net income (loss)      $2,576)            $36       ($3,693)       ($1,314)
                       ========   ============   ============   ============


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

EBITDA                  $4,665         $6,538         $9,606        $10,656
                       ========   ============   ============   ============


                  See notes to condensed financial statements.

                         AMERICOMM DIRECT MARKETING INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                            Six months ended June 30,
                                           ------------------------------------

                                                1998               1997
                                           ----------------  ------------------

Cash flows from operating activities
       Net loss                                    ($3,693)           ($1,314)
       Adjustments to reconcile net loss
       to net cash provided
          by operating activities -
            Depreciation and amortization            7,740              6,034
            Loss on disposal                            24                387
            Deferred income tax benefit             (1,458)              (528)
            Amortization of prepaid                     80                 75
          pension asset
            Change in assets and                     2,905             (2,006)
          liabilities, net
                                           ----------------  ------------------

Net cash provided by operating activities            5,598              2,648
                                           ----------------  ------------------

Cash flows from investing activities
       Cash paid for Label America, Inc.,                0             (9,469)
       net of cash acquired
       Cash paid for AmeriComm Direct
       Marketing, Inc., net of cash                      0            (24,955)
         acquired
       Cash paid for Cardinal Marketing,
       Inc. and Cardinal                            (4,753)                 0
         Marketing of New Jersey, Inc.,
       net of cash acquired
       Proceeds from sale of assets                     12                106
       Purchases of property and equipment          (5,666)            (3,313)
                                           ----------------  ------------------

Net cash used in investing activities              (10,407)           (37,631)
                                           ----------------  ------------------

Cash flows from financing activities
       Net borrowings on revolving line              7,429             11,782
       of credit
       Decrease in bank overdraft, net                (432)              (738)
       Payments on capital leases                     (449)              (235)
       Capital contributions from parent                 0             23,878
       Due from parent                                (353)              (400)
                                           ----------------  ------------------

Net cash provided by financing activities            6,195             34,287
                                           ----------------  ------------------


Net increase (decrease) in cash                      1,386               (696)

Cash, beginning of period                            1,314               1,979
                                           ----------------  ------------------

Cash, end of period                                 $2,700              $1,283
                                           ================  ==================















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

Operating results for AmeriComm Direct Marketing, Inc. (the "Company") for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2:  INVENTORIES

The major classes of inventories were as follows (in thousands):

                                            June 30, 1998     December 31, 1997
                                           ---------------    -----------------
Raw materials                                      $7,409               $7,351
Work-in-process                                     1,399                1,585
Finished goods and customized stock                 4,133                4,395
                                           ===============    =================
                                                  $12,941              $13,331
                                           ===============    =================


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

The acquisition of ADMI was financed by a capital contribution by AmeriComm Holdings, Inc. ("AHI"), the Company's parent, of $23,879,000. To provide funds for the capital contribution, AHI issued $35,000,000 aggregate principal amount of 12-1/2% Notes due April 24, 2003 (the "AHI Notes"). A portion of the AHI Notes were used to redeem AHI redeemable cumulative preferred stock. The AHI Notes place certain restrictions on the Company's ability to incur additional indebtedness or make future acquisitions. In addition, future interest and principal payments by AHI are dependent primarily on the operations of the Company through payments to AHI as permitted under the senior notes of the Company. Interest is due quarterly commencing June 30, 1997. AHI may pay a portion or all of any six quarterly interest installments prior to April 24, 1999 by issuing additional notes ("PIK Notes") with interest ranging from 12.5% to 13.0%. The initial interest installments due June 30, 1997, September 30, 1997, December 31, 1997 and March 31, 1998 were paid by the issuance by AHI of PIK Notes at 12.5% interest and June 30, 1998 at 13.0% interest. The PIK Notes must be redeemed prior to April 24, 2003.

Purchase of Cardinal Marketing, Inc. and Cardinal Marketing, of New Jersey, Inc.

On March 16, 1998, the Company acquired all of the issued and outstanding capital stock of Cardinal Marketing, Inc. and Cardinal Marketing of New Jersey, Inc. (collectively "Cardinal") for approximately $4,000,000 plus transaction costs, which was funded through borrowings on the Company's revolving loan facility and from operations. Additional consideration of $600,000 will be paid to the stockholders of Cardinal for noncompete agreements, of which $200,000 was paid on March 16, 1998 and the remaining $400,000 will be paid in two equal annual installments commencing March 16, 1999. Subsequent to the acquisition, Cardinal was merged into the Company. The Cardinal acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Cardinal have been included in the results of operations of the Company since March 17, 1998. The excess of the consideration paid over the estimated fair value of net assets acquired of approximately $3,900,000 has been recorded as goodwill and is being amortized on the straight-line basis over 40 years.

NOTE 4:  SALE OF AMERICOMM HOLDINGS, INC.

On June 26, 1998, all of the outstanding stock of AmeriComm Holdings, Inc. ("AHI"), the parent of the Company, was acquired by DIMAC Holdings, Inc. ("DIMAC Holdings") pursuant to a certain Agreement and Plan of Merger, dated May 18, 1998, by and among AHI, DIMAC Holdings and DMAC Merger Corp. The aggregate purchase price was approximately $203 million (including approximately $163 million of assumed indebtedness) plus transaction costs. Upon consummation of this acquisition, DMAC Merger Corp. was merged into AHI and AHI became a direct, wholly-owned subsidiary of DIMAC Corporation, which is a direct, wholly-owned subsidiary of DIMAC Holdings. Concurrently, DIMAC Holdings, through DIMAC Corporation, acquired DIMAC Marketing Corporation.

NOTE 5:  SUBSEQUENT EVENT

On August 10, 1998, DIMAC Corporation and the Company announced that the Company has commenced a tender offer and consent solicitation for its outstanding 11-5/8% Senior Notes due 2002, Series B (the "Notes").

In conjunction with the offers, the Company is soliciting consents to eliminate certain restrictive covenants and default provisions in the indenture under which the Notes were issued, other than the covenants to pay interest on and principal of the Notes and the related default provisions.

The tender offer and consent solicitation are part of a refinancing transaction (the "Refinancing") in which DIMAC Corporation currently expects to issue new debt securities. The new notes will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The proceeds of the Refinancing will be used to fund the tender offer and consent solicitation, to repay certain indebtedness and to pay fees and expenses in connection with the Refinancing.

The offer is conditioned on, among other things, the receipt of consents from the holders of at least a majority in principal amount of each of the Notes and the concurrent consummation of the Refinancing. Holders who tender their Notes in the offer are required to consent to the proposed amendments to the indenture.

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


                         Three Months Ended June 30,   Six Months Ended June 30,
                            1998          1997           1998           1997
                         ------------  ------------   ------------   -----------
Direct mail products         $15,112        $8,679        $27,617        $13,367
  and services
Mailer systems                10,081        12,955         20,728         24,054
Custom pressure               12,117        13,413         24,060         24,249
  sensitive labels
Custom envelopes              10,756        12,697         22,035         24,932
                         ------------  -----------    ------------   -----------

                             $48,066       $47,744        $94,440        $86,602
                         ============  ============   ============   ===========



SECOND QUARTER OF 1998 COMPARED WITH THE SECOND QUARTER OF 1997:

Net sales for the three month period ended June 30, 1998 increased $0.3 million to $48.1 million, or 0.7%, from the comparable 1997 period. The overall increase in net sales was due to the acquisitions of ADMI and Cardinal. Specifically, the increase in net sales for direct mail products and services was due to the above mentioned acquisitions. Net sales for mailer systems decreased $2.9 million to $10.1 million from the comparable 1997 period. Mailer systems sales decreased due to an overall decline in the core commercial products sales as a result of soft market conditions and reduced prices due to falling paper prices. Net sales for custom pressure sensitive labels decreased $1.3 million to $12.1 million from the comparable 1997 period. The decrease in net sales for custom pressure sensitive labels was due to a decrease in volume from a significant customer. Net sales for custom envelopes decreased $1.9 million to $10.8 million from the comparable 1997 period. The decrease in net sales for custom envelopes has been impacted by a decline in the underlying paper prices and units shipped reflecting the softness in the envelope market.

Gross profit for the three months ended June 30, 1998 decreased $1.8 million to $12.7 million, or 12.3%, from the comparable 1997 period. Gross profit, as a percentage of net sales, decreased to 26.5% for the three month period ended June 30, 1998 from 30.4% for the comparable 1997 period. The decrease in gross profit resulted from the market conditions discussed above. These decreases were partially offset by the increase in gross profit for direct mail products and services due to the increase in net sales discussed above.

Selling and administrative expenses for the three month period ended June 30, 1998 increased $1.1 million to $12.4 million, or 10.2%, from the comparable 1997 period. Selling and administrative expenses, as a percentage of net sales, increased to 25.8% for the three month period ended June 30, 1998 from 23.5% for the comparable 1997 period. The increase in these costs is attributable primarily to the amortization of certain intangible assets recorded in conjunction with the above mentioned acquisitions and to a planned increase in staffing of direct mail account executives.

Operating income for the three month period ended June 30, 1998 was $.4 million or 0.7% of net sales as compared to an $3.3 million or 6.9% of net sales for the comparable 1997 period. The decrease in operating income is due to the decrease in gross profit and increase in selling and administrative expenses discussed above.

Net interest expense for the three month period ended June 30, 1998 was $3.6 million or 7.5% of net sales as compared to $3.2 million or 6.8% of net sales for the comparable 1997 period. The increase in interest expense is due to the increase in borrowings on the revolving loan facility to fund acquisitions and purchases of property and equipment. The weighted average interest rate for the three months ended June 30, 1998 was 12.1% as compared to 11.9% for the comparable 1997 period.

Income tax benefit for the three month period ended June 30, 1998 was $0.7 million as compared to an income tax expense of $17,000 for the comparable 1997 period, resulting in effective tax rates of (21%) and 32%, respectively.

EBITDA for the three month period ended June 30, 1998 was $4.7 million or 9.7% of net sales as compared to $6.5 million or 13.7% of net sales for the comparable 1997 period. The decrease in EBITDA is due to the decrease in operating income.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997.

Net sales for the six month period ended June 30, 1998 increased $7.8 million to $94.4 million, or 9.1%, from the comparable 1997 period. The overall increase in sales was due to the acquisitions of LAI, ADMI and Cardinal. Specifically, the increase in net sales for direct mail products and services was due to the above mentioned acquisitions of ADMI and Cardinal. Net sales for mailer systems decreased $3.3 million to $20.7 million from the comparable 1997 period. Mailer systems sales decreased due to an overall decline in the core commercial products sales as a result of soft market conditions and reduced prices due to falling paper prices. Net sales for custom pressure sensitive labels decreased $0.2 million to $24.0 million from the comparable 1997 period. The decrease for custom pressure sensitive labels was due to the decrease in volume from a significant customer partially offset by the impact of the LAI acquisition. Net sales for custom envelopes decreased $2.9 million to $22.0 million from the comparable 1997 period. The decrease in net sales for custom envelopes has been impacted by a decline in the underlying paper prices and units shipped reflecting the softness in the envelope market.

Gross profit for the six months ended June 30, 1998 decreased $0.1 million to $25.7 million, or 0.5%, from the comparable 1997 period. Gross profit, as a percentage of net sales, decreased to 27.2% for the six month period ended June 30, 1998 from 29.8% for the comparable 1997 period. The decrease in gross profit is mostly due to the reduction in net sales and reduced margins due to the market conditions discussed above. These decreases were partially offset by the increase in gross profit due to the increase in net sales for direct mail products and services.

Selling and administrative expenses for the six month period ended June 30, 1998 increased $2.6 million to $23.7 million, or 12.4%, from the comparable 1997 period. Selling and administrative expenses, as a percentage of net sales, increased to 25.1% for the six month period ended June 30, 1998 from 24.3% for the comparable 1997 period. The increase in these costs is attributable to the amortization of certain intangible assets recorded in conjunction with the above mentioned acquisitions and a planned increase in staffing of direct mail account executives.

Operating income for the six month period ended June 30, 1998 was $2.0 million or 2.1% of net sales as compared to $4.7 million or 5.4% for the comparable 1997 period. The decrease in operating income is due to the decrease in gross profit and increase in selling and administrative expenses discussed above.

Interest expense for the six month period ended June 30, 1998 was $7.1 million or 7.5% of net sales as compared to $6.6 million or 7.6% of net sales for the comparable 1997 period. The increase in interest expense is due to the increased borrowings on the line of credit to finance the above mentioned acquisition and to fund purchases of property and equipment. The weighted average interest rate for the six month periods ended June 30, 1998 and 1997 was 12.1% and 12.0%, respectively.

Income tax benefit for the six month period ended June 30, 1998 was $1.5 million as compared to $0.5 million for the comparable 1997 period resulting in effective tax rates of 28% and 29%, respectively. As of December 31, 1997, the Company's tax net operating loss carryforward was $8.6 million.

EBITDA for the six month period ended June 30, 1998 was $9.6 million or 10.2% of net sales as compared to $10.7 million or 12.3% of net sales for the comparable 1997 period. The decrease in EBITDA is due to the decrease in operating income.

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $5.6 million and $2.6 million for the six month periods ended June 30, 1998 and 1997, respectively. The increase in the net cash provided by operating activities is due to the $4.9 million increase in cash generated from changes in working capital partially offset by the $1.9 million increase in net loss after noncash charges.

Net cash used in investing activities was $10.4 million and $37.6 million for the six month period ended June 30, 1998 and 1997, respectively, primarily related to the acquisitions of Cardinal in 1998 and LAI and ADMI in 1997.

Capital expenditures, excluding acquisitions (but including principle payments under capital leases), were $6.1 million and $3.6 million for the six months ended June 30, 1998 and 1997, respectively.

Net cash provided by financing activities was $6.2 million and $34.3 million for the six month period ended June 30, 1998 and 1997, respectively. The net cash provided by financing activities for the six month period ended June 30, 1998 is primarily attributable to borrowings on the Company's revolving loan facility used to acquire Cardinal and finance certain purchases of property and equipment. The purchases of property and equipment were primarily related to the continued investment by the Company to expand its resources and capabilities for the direct mail products and services product line. The net cash provided by financing activities for the six month period ended June 30, 1997 is primarily attributable to the $8.0 million borrowed on the Company's revolving loan facility used to acquire LAI and the $23.9 million capital contribution from AmeriComm Holdings, Inc. ("AHI"), the Company's parent, used to purchase ADMI.

The Company has up to $25 million of available borrowings from its senior secured revolving loan facility (the "Revolving Loan"), as amended. Borrowings on the Revolving Loan are limited to certain levels of receivables and inventories. As of June 30, 1998, the outstanding balance and availability on the Revolving Loan was $18.2 million and $6.8 million, respectively.

Management believes, based on current financial performance of the Company and anticipated growth, that the cash provided by operations and the availability under the Company's current revolving credit facility will provide sufficient funds to support planned capital expenditures, working capital requirements, debt service requirements, including payments made to AHI for servicing its debt, and potential acquisitions. As discussed above, the Company has commenced a tender offer and consent solicitation for its outstanding 11-5/8% Senior Notes due 2002, Series B. The tender offer and consent solicitation are part of a refinancing transaction in which DIMAC Corporation, the parent of AHI, expects to issue new debt securities (hereafter referred to as the "Refinancing Transactions"). No assurance can be given that the Company and DIMAC Corporation will be able to complete the Refinancing Transactions on terms acceptable to the Company and DIMAC Corporation, if at all. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent upon the future performance of the Company which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control, and potentially, the completion of the Refinancing Transactions.

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

No reportable developments occurred in Legal Proceedings during the quarter ended June 30, 1998.

         Item 2.  Changes in Securities - None.

         Item 3.  Defaults upon Senior Securities - None.

         Item 4. Submission of matters to a vote of Security Holders - None.

         Item 5.  Other Information - None.

         Item 6.  Exhibits and Reports on Form 8-K -

a)       Exhibits
         27 - Financial Data Schedule

b)       Form 8-K Reports
         The report dated and filed May 19, 1998 announcing that AmeriComm Holdings, Inc. ("AHI"), the Company's parent, executed a merger agreement with DIMAC Holdings, Inc. ("Holdings") and DMAC Merger Corp. (the "Merger Agreement") whereby Holdings will acquire all of the outstanding stock of AHI.

c) Form 8-K Reports The report dated June 26, 1998 and filed July 9, 1998 announcing the consummation of the acquisition of AHI by Holdings pursuant to the Merger Agreement and the merger of DMAC Merger Corp. into AHI on June 26, 1998.

d) Form 8-K Reports The report dated August 10, 1998 and filed August 12, 1998 announcing the Company's tender offer and consent solicitation for its 11-5/8% Senior Notes due 2002, Series B.

         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMERICOMM DIRECT MARKETING, INC.


Date: August 14, 1998                     Robert M. Miklas
      ---------------                     ----------------
                                          Robert M. Miklas
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Date: August 14, 1998                     Scott P. Ebert
      ---------------                     --------------
                                          Scott P. Ebert
                                          Vice President and Controller
                                          (Principal Financial Officer)