Form 10-Q/A
period 1998-06-30
AMERICOMM DIRECT MARKETING INC
filed 1998-08-21
CIK 1018912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

                Amendment No. 1 to Quarterly Report on Form 10-Q
(Mark One)
    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---------SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE ---------SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission File Number 333-8925
                                                --------

                        AMERICOMM DIRECT MARKETING, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                    23-2574778
State or other jurisdiction of incorporation     (I.R.S. Employer Identification
             or organization)                                    No.)

       5775 Peachtree Dunwoody Road                            30342
                Suite C-150                                  (Zip code)
                Atlanta, GA
 (Address of principal executive offices)

Registrant's telephone number, including area code:  (404) 256-1123

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding as of
                        Class                          August 14 , 1998
                        -----                          ----------------
            Common Stock, $.01 par value                283,807 shares

The Registrant hereby amends Item 1 of the Form 10-Q filed August 14, 1998 in order to revise certain financial information, namely, the three months ended June 30, 1997 Condensed Statements of Operations.


                        AMERICOMM DIRECT MARKETING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                            Three months ended                           Six months ended,
                                                 June 30,                                    June 30,
                                   --------------------------------------      --------------------------------------
                                        1998                  1997                  1998                   1997
                                   ----------------      ----------------      ----------------      ----------------
Net sales                                  $48,066               $47,744               $94,440               $86,602
                                   ----------------      ----------------      ----------------      ----------------

Operating costs and expenses
     Cost of sales                          35,328                33,215                68,782                60,808
     Selling and administrative             12,381                11,234                23,690                21,079
                                   ----------------      ----------------      ----------------      ----------------

     Total operating costs and              47,709                44,449                92,472                81,887
     expenses
                                   ----------------      ----------------      ----------------      ----------------

Operating income                               357                 3,295                 1,968                 4,715

Interest, net                                3,610                 3,242                 7,119                 6,557
                                   ----------------      ----------------      ----------------      ----------------

Income (loss) before income taxes          (3,253)                    53               (5,151)               (1,842)

Income tax expense (benefit)                 (677)                    17               (1,458)                 (528)
                                   ----------------      ----------------      ----------------      ----------------

Net income (loss)                         ($2,576)                   $36              ($3,693)              ($1,314)
                                   ================      ================      ================      ================


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

EBITDA                                      $4,665                $6,538                $9,606               $10,656
                                   ================      ================      ================      ================


                  See notes to condensed financial statements.


       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AMERICOMM DIRECT MARKETING, INC.


Date: August 21, 1998                      Robert M. Miklas
      ---------------                      ----------------
                                           Robert M. Miklas
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date: August 21, 1998                      Scott P. Ebert
      ---------------                      --------------
                                           Scott P. Ebert
                                           Vice President and Controller
                                           (Principal Financial Officer)